Form 10-Q
period 2004-07-03
SENSUS METERING SYSTEMS BERMUDA 2 LTD; SENSUS METERING SYSTEMS INC
filed 2004-09-07
CIK 1281226, 1281223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-113658

Sensus Metering Systems (Bermuda 2) Ltd.		Sensus Metering Systems Inc.
(Exact name of registrant as specified in its charter)		(Exact name of registrant as specified in its charter)

Bermuda	98-0413362	Delaware	51-0338883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8601 Six Forks Road, Suite 300, Raleigh, North Carolina 27615

(Address of principal executive offices) (Zip Code)

(919) 845-4017

(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Number of Common Shares, $1.00 par value, outstanding at August 30, 2004: 12,000, all of which are owned by Sensus Metering Systems (Bermuda 1) Ltd.

Part I—Financial Statements

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of July 3, 2004 and March 31, 2004

Condensed Consolidated Statements of Operations for the fiscal quarter ended July 3, 2004 and for the Predecessor for the fiscal quarter ended June 28, 2003

Condensed Consolidated Statements of Cash Flows for the fiscal quarter ended July 3, 2004 and for the Predecessor for the fiscal quarter ended June 28, 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II—Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

	July 3, 2004	March 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36.6	$48.5
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.2 and $1.3 at July 3, 2004 and March 31, 2004, respectively	82.1	82.5
Other	0.7	2.4
Inventories, net	47.9	46.5
Prepayments and other current assets	9.1	8.9
Deferred income taxes	1.2	1.2
Total current assets	177.6	190.0
PROPERTY, PLANT AND EQUIPMENT, net	115.7	116.4
Intangible assets, net	253.9	254.4
Goodwill	348.0	347.6
Deferred income taxes	18.0	18.0
Other long-term assets	26.0	25.0
Total assets	$939.2	$951.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43.3	$43.7
Current portion of long-term debt	2.3	2.3
Short-term borrowings	—	2.2
Income taxes payable	0.8	0.7
Restructuring accruals	8.9	8.6
Accruals and other current liabilities	43.6	51.7
Total current liabilities	98.9	109.2
Long-term debt, less current portion	501.6	502.1
Pensions	37.6	37.6
Deferred income tax liabilities	91.3	91.9
Other long-term liabilities	6.7	6.2
Minority interests	6.0	6.4
Total liabilities	742.1	753.4
STOCKHOLDERS’ EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	200.0	200.0
Retained deficit	(2.6)	(1.9)
Accumulated other comprehensive loss	(0.3)	(0.1)
Total stockholders’ equity	197.1	198.0
Total liabilities and stockholders’ equity	$939.2	$951.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

		Predecessor (Note 1)
	Fiscal quarter Ended July 3, 2004	Fiscal quarter Ended June 28, 2003
	(unaudited)	(unaudited)
NET SALES:
To third parties	$140.7	$125.5
To affiliates	—	1.8
TOTAL SALES	140.7	127.3
COST OF SALES	99.1	87.5
GROSS PROFIT	41.6	39.8
OPERATING EXPENSES:
Selling, general and administrative expenses	24.5	23.6
Restructuring and other similar costs	2.0	6.3
Amortization of intangible assets	5.0	0.1
Other operating expense (income), net	0.5	(0.2)
OPERATING INCOME	9.6	10.0
NON-OPERATING INCOME (EXPENSE):
Interest income (expense):
From/to third parties	(9.4)	—
From/to affiliates	—	1.0
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	0.2	11.0

PROVISION FOR INCOME TAXES	0.8	4.5
INCOME (LOSS) BEFORE MINORITY INTEREST	(0.6)	6.5

MINORITY INTEREST	(0.1)	(0.1)
NET INCOME (LOSS)	$(0.7)	$6.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

		Predecessor (Note 1)
	July 3, 2004	June 28, 2003
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(0.7)	$6.4
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	4.5	3.9
Amortization of intangible assets	5.0	0.1
Deferred income taxes	(0.8)	0.2
Non-cash restructuring charges	—	0.8
Minority interests	0.1	0.1
Changes in operating assets and liabilities:
Accounts receivable	0.4	(14.3)
Inventories	(1.1)	(3.2)
Accounts payable and other current liabilities	(5.4)	(13.0)
Other current assets	1.4	(3.5)
Other long-term assets	(2.8)	0.1
Other long-term liabilities	(1.3)	(1.3)
Pensions	0.3	0.3
Net cash used in operating activities	(0.4)	(23.4)

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(3.4)	(2.8)
Acquisitions, net of cash acquired	(5.0)	—
Net cash used in investing activities	(8.4)	(2.8)

FINANCING ACTIVITIES:
Decrease in short-term borrowings	(2.4)	(4.1)
Payments of long-term debt	(0.6)	—
Other, net	—	0.3
Other activity with affiliates	—	(2.6)
Net change in amounts due from affiliates (a component of invested capital)	—	21.1
Net cash provided by (used in) financing activities	(3.0)	14.7
Effect of exchange rate changes	(0.1)	—
DECREASE IN CASH AND CASH EQUIVALENTS	(11.9)	(11.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48.5	17.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36.6	$5.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Sensus Metering Systems (Bermuda 2) Ltd., together with its subsidiaries, referred to herein as the Company, is a leading provider of advanced metering and related communications solutions to the worldwide utility industry. The Company is a global manufacturer of water meters, gas meters, heat meters, electricity meters and automatic meter reading devices. In addition, the Company produces pipe joining and repair products for water and natural gas utilities and is a supplier of precision-manufactured aluminum die-castings.

The Acquisition

The Company was formed on December 17, 2003 through the acquisition (the “Acquisition”) of the metering systems and certain other businesses of Invensys plc (“Invensys”).  Prior to the Acquisition, the Company had no active business operations.  The Acquisition was completed pursuant to the terms of a Stock Purchase Agreement, dated as of October 21, 2003 (the “Stock Purchase Agreement”) between Invensys and certain of its affiliates and Sensus Metering Systems Inc.  Sensus Metering Systems Inc. is a wholly owned subsidiary of Sensus Metering Systems (Bermuda 2) Ltd.  The businesses acquired from Invensys are referred to herein as Invensys Metering Systems, or the Predecessor, and form the basis for the financial information of the Predecessor included herein.

The initial purchase price for Invensys Metering Systems of $657.3 million (subject to final adjustment) was financed through a combination of borrowings under a $230.0 million term loan facility which is part of the Company’s senior credit facilities, the issuance of $275.0 million of senior subordinated notes, and equity contributions from the principal investors in the Company and certain officers and directors of the Company.

The consolidated financial statements of the Company included herein include the accounts of Sensus Metering Systems (Bermuda 2) Ltd. for periods subsequent to the Acquisition, which was completed on December 18, 2003.

The financial statements of the Predecessor are presented for comparative purposes and include the combined historical statements of the subsidiaries and operations of Invensys Metering Systems, which were acquired by the Company. Numerous factors related to the Acquisition, including the Company’s increased leverage, the impact of purchase accounting, and significant modifications to the Company’s employee benefit arrangements and management structure, will have a material impact on the Company’s financial condition and results of operations.  As a result, the results of operations of the Predecessor may have only limited comparability to the results of operation of the Company.

Principles of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted.  In the opinion of management, all adjustments, consisting of normal recurring adjustments unless otherwise disclosed in a separate note, considered necessary for the fair presentation of the unaudited, condensed consolidated financial statements have been included, and the unaudited, condensed consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited, consolidated financial statements for the year ended March 31, 2004 and related notes thereto included in the Company’s Registration Statement on Form S-4 (SEC File No. 333-113658) as filed with the Securities and Exchange Commission (the “Form S-4”).

The accompanying condensed consolidated financial statements present results for the fiscal quarter ended July 3, 2004 and the fiscal quarter ended June 28, 2003. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year-end which is March 31, and the fiscal half, which is September 30.  Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

Stock-Based Compensation

The Company’s parent, Sensus Metering Systems (Bermuda 1) Ltd., maintains a Restricted Share Plan that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the plan will be service time vested ratably over each of the five years from the date of grant, provided, that no vesting will occur until the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Restricted Share Plan are generally subject to restrictions on transfer, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement. The Company accounts for this plan under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. No compensation expense was recognized during the fiscal quarter ended July 3, 2004 as the recipients of the restricted shares paid the fair value thereof.

2.  Acquisition

As of June 4, 2004, the Company purchased certain assets of NexusData, Inc. (“Nexus”). This purchase provides the Company with full ownership of a fixed network AMR system for the water, gas and electric utility markets. Prior to the acquisition, the Company had an exclusive distribution agreement with Nexus for the water utility market.

This transaction has been accounted for in accordance with Statement of Financial Accounting Standards (“FAS”) No. 141, Business Combinations. The unaudited condensed consolidated financial statements herein include Nexus’ results of operations for the period from June 4, 2004 through July 3, 2004.

The Company has completed its preliminary purchase price allocation attributable to the Nexus acquisition. The final allocation will be completed within one year of the transaction and any resulting adjustment is not expected to have a material impact on the Company’s financial position or results of operations. The preliminary purchase price allocation based on management’s estimates at the date of the acquisition, is as follows (in millions):

Inventories	$0.4
Property, plant and equipment	0.6
Goodwill	0.5
Intangible assets	4.5
Total assets acquired	6.0
Fair value of net assets acquired	$6.0

The preliminary allocation of the purchase price resulted in the recognition of $0.5 million of goodwill primarily attributable to the anticipated future earnings and cash flows related to this acquisition. The Company preliminarily allocated $4.5 million of the purchase price to intangible assets, $4.0 million of which was related to intellectual property that will be amortized over 3 years. The remaining $0.5 million of intangible assets was related to non-competition agreements that will be amortized over 7 years.

3.  Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

Inventories consist of the following (in millions):

	July 3, 2004	March 31, 2004

Raw materials, parts and supplies	$26.4	$21.3
Work in process	14.3	17.5
Finished goods	9.9	10.0
Provision	(2.7)	(2.3)
Inventories	$47.9	$46.5

4.  Intangible Assets

Intangible assets consist of goodwill, tradenames, patents, non-competition agreements, and customer and distributor relationships. Goodwill at July 3, 2004 represents the excess of the purchase price paid by the Company for the Predecessor over the fair value of the net assets acquired, and the excess of the purchase price paid by the Company for Nexus (see note 2). The initial purchase price allocation for the Predecessor resulted in $347.6 million of goodwill being recorded. The goodwill can be attributed to the value placed on the Company being an industry leader with market leading positions in the North American water metering market, the European water metering market, and the North American clamps and couplings market.  The initial purchase price allocation for Nexus resulted in $0.5 million of goodwill and $4.5 million of intangible assets being recorded.  The goodwill can be attributed to the anticipated future earnings and cash flows of the businesses acquired.

Intangible assets are summarized as follows (in millions):

	July 3, 2004		March 31, 2004
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Intangible assets not subject to amortization:
Goodwill	$348.0	$—	$347.6	$—
Tradenames (indefinite lived)	27.3	—	27.3	—
	375.3	—	374.9	—
Intangible assets subject to amortization:
Distributor relationships	191.8	(5.7)	191.8	(3.1)
Non-competition agreements	30.5	(4.0)	30.0	(2.1)
Patents	15.0	(1.0)	11.0	(0.5)
	237.3	(10.7)	232.8	(5.7)
Total intangible assets	$612.6	$(10.7)	$607.7	$(5.7)

The following represents a reconciliation of the changes in goodwill (in millions) for the periods presented:

Goodwill at March 31, 2004	$347.6
Goodwill arising from Nexus purchase price allocation	0.5
Currency translation adjustment	(0.1)
Goodwill at July 3, 2004	$348.0

5.  Restructuring and Other Similar Costs

The following table reflects activity for the fiscal quarters ended July 3, 2004 and June 28, 2003 which are associated with restructuring and other similar costs related to the Company’s restructuring initiatives (in millions):

		Predecessor (Note 1)
	Fiscal quarter Ended July 3, 2004	Fiscal quarter Ended June 28, 2003
Severance and other related costs:
Related to headcount reduction initiatives	$2.0	$0.2
Related to outsourcing	—	0.1
Related to plant closures	—	5.1
	2.0	5.4
Asset impairments:
Related to outsourcing	—	0.8
	—	0.8

Other	—	0.1
	—	0.1
Restructuring and other similar costs charged to operations	$2.0	$6.3

Prior to the closing date of the Acquisition, the Company identified opportunities to improve the operating performance of Invensys Metering Systems via the closure of a manufacturing facility in Europe. Subsequent to the closing date of the Acquisition, the Company approved restructuring actions of $5.1 million related to the previously identified opportunities. These actions principally reflect severance benefits and asset impairments. These restructuring actions will commence in 2004 and the Company expects the actions will be completed by March 31, 2005.

For the fiscal quarter ended July 3, 2004, the Company incurred $2.0 million of restructuring costs related to ongoing activities to rationalize its water meter product line in Europe and to align the South American structure with current market conditions. Actions in Europe affect both direct and indirect personnel and will result in a headcount reduction of 16 employees.  These programs are concentrated in the Company’s German water meter production facility. South American reorganization, affecting both direct and indirect personnel, will reduce headcount by 11 employees.  The Company anticipates that these initiatives will be completed by March 31, 2005.

The charge for restructuring and other similar costs is comprised of the following (in millions):

		Predecessor (Note 1)
	Fiscal Quarter Ended July 3, 2004	Fiscal Quarter Ended June 28, 2003
Employee severance and exit costs accrued	$2.0	$5.2
Impairment of long-lived assets	—	0.8
Expensed as incurred	—	0.3
	$2.0	$6.3

Restructuring accruals are summarized as follows (in millions):

		Predecessor (Note 1)
	Fiscal Quarter Ended July 3, 2004	Fiscal Quarter Ended June 28, 2003
Balance at beginning of period	$8.6	$7.1
Cash Payments	(1.7)	(1.3)
Accrue for new committed/announced programs	2.0	5.2
Effect of foreign currency translation	—	0.5
Balance at end of period	$8.9	$11.5

Restructuring expense accruals have been classified as current liabilities as of July 3, 2004 and June 28, 2003.

6. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in millions):

		Predecessor (Note 1)
	Fiscal Quarter Ended July 3, 2004	Fiscal Quarter Ended June 28, 2003

Net income (loss)	$(0.7)	$6.4
Other comprehensive income:
Foreign currency translation adjustments	(0.2)	6.3
Comprehensive income (loss)	$(0.9)	$12.7

7. Warranty Obligations

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves for the periods presented (in millions):

		Predecessor (Note 1)
	July 3, 2004	June 28, 2003
Balance at beginning of period	$8.6	$9.1
Warranties issued	0.6	0.1
Settlements made	(0.6)	(0.7)
Balance at end of period	$8.6	$8.5
Current portion	3.5	2.0
Non-current portion	5.1	6.5
Total	$8.6	$8.5

8.  Income Taxes

The effective tax rate for the quarter ended July 3, 2004 of 400% is the result of income tax being incurred on the taxable income of the Company’s U.S. operations while no income tax benefit has been recorded on the operating losses incurred in certain foreign jurisdictions on which the realization of related deferred tax asset is considered uncertain.

		Predecessor (Note 1)
	Fiscal Quarter Ended July 3, 2004	Fiscal Quarter Ended June 28, 2003

Statutory tax rate	35.0%	35.0%
State and local income taxes, net of federal benefit	3.2%	5.8%
Statutory tax rate difference between the U.S. and foreign locations	(0.1)%	—
Foreign net operating losses for which the benefit was not provided	361.8%	—
Foreign dividend, and withholding	—	—
Other	0.1%	—
Effective income tax rate	400.0%	40.8%

9. Retirement Benefits

The Company has defined benefit plans, principally in Germany, where such plans are typically unfunded and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements of laws and governmental regulations applicable in the respective country.

The following information reflects the benefit obligation, plan assets and net liability information for participants in the Company’s significant retirement benefit plans. That information is summarized as follows (in millions):

	Fiscal Quarter Ended
		Predecessor (Note 1)
	July 3, 2004	June 28,2003

Benefit obligation at beginning period	$37.1	$31.2
Service cost	0.2	0.3
Interest cost	0.4	0.5
Benefits paid	(0.5)	(0.5)
Expected return on plan assets.	—	—
Currency translation	(0.1)	1.6
Benefit obligation at end period.	$37.1	$33.1
Net periodic benefit cost	$0.6	$0.8

The Company expects to continue to make contributions sufficient to fund benefits paid under its pension plans. Such contributions are expected to total approximately $1.8 million in fiscal 2005.

10. Guarantor Subsidiaries

The following tables present condensed consolidating unaudited financial information for the Company at July 3, 2004 and March 31, 2004 and for the period from April 1, 2004 through July 3, 2004, condensed combining financial unaudited information of the Predecessor for the period from April 1, 2003 through June 28, 2003 for: (a) Sensus Metering Systems (Bermuda 2) Ltd. (referred to as Parent), (b) Sensus Metering Systems Inc. the issuer of the Notes (referred to as Issuer), (c) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are guaranteeing the Notes, which include all of the wholly-owned U.S. domestic subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. other than IMSoftech Inc. (“Guarantor Subsidiaries”), and (d) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are not guaranteeing the Notes (“Non-Guarantor Subsidiaries”). Separate financial statements of neither Issuer nor the Guarantor Subsidiaries are presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding Issuer and the Guarantor Subsidiaries are not material to investors. The Notes were issued by Sensus Metering Systems Inc. in connection with the Acquisition of Invensys Metering Systems (see note 1).

Condensed Consolidating Balance Sheets (unaudited)

July 3, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Assets
Current assets:
Cash and cash equivalents	$—	$12.5	$9.4	$14.7	$—	$36.6
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	—	49.0	33.1	—	82.1
From affiliates	(5.2)	(6.4)	15.2	(3.6)	—	—
Other	—	—	0.5	0.2	—	0.7
Inventories	—	—	25.5	22.4	—	47.9
Prepayments and other current assets	0.2	0.2	3.0	5.7	—	9.1
Deferred income taxes	—	—	1.2	—	—	1.2
Total current assets	(5.0)	6.3	103.8	72.5	—	177.6
Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant, and equipment, net	—	—	65.5	50.2	—	115.7
Intangible assets, net	—	26.0	179.3	48.6	—	253.9
Goodwill	—	—	320.7	27.3	—	348.0
Investment in subsidiaries	664.4	579.2	9.3	—	(1,252.9)	—
Long-term deferred tax asset	—	—	18.0	—	—	18.0
Other long-term assets	—	21.1	2.2	2.7	—	26.0
Total assets	$659.4	$1,065.8	$698.8	$230.4	$(1,715.2)	$939.2

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	—	—	31.0	12.3	—	43.3
Current portion of long-term debt	—	2.0	—	0.3	—	2.3
Short-term borrowings	—	—	—	—	—	—
Income taxes payable	—	(5.0)	5.8	—	—	0.8
Restructuring accruals	—	—	1.1	7.8	—	8.9
Accruals and other current liabilities	—	2.6	18.2	22.8	—	43.6
Total current liabilities	—	(0.4)	56.1	43.2	—	98.9
Notes payable to affiliates	462.3	10.8	(13.2)	2.4	(462.3)	—
Long-term debt, less current portion	—	472.0	—	29.6	—	501.6
Pensions	—	—	0.4	37.2	—	37.6
Deferred income taxes	—	—	70.1	21.2	—	91.3
Other long-term liabilities	—	—	6.2	0.5	—	6.7
Minority interests	—	—	—	6.0	—	6.0
Total liabilities	462.3	482.4	119.6	140.1	(462.3)	742.1
Stockholders’ equity	197.1	583.4	579.2	90.3	(1,252.9)	197.1
Total liabilities and stockholders’ equity	$659.4	$1,065.8	$698.8	$230.4	$(1,715.2)	$939.2

Condensed Consolidating Balance Sheets

March 31, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Assets
Current assets:
Cash and cash equivalents	$—	$12.7	$18.1	$17.7	$—	$48.5
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	—	47.4	35.1	—	82.5
From affiliates	—	1.0	(0.5)	(0.5)	—	—
Other	—	—	2.3	0.1	—	2.4
Inventories	—	—	24.0	22.5	—	46.5
Prepayments and other current assets	—	—	3.2	5.7	—	8.9
Deferred income taxes	—	—	1.2	—	—	1.2
Total current assets	—	13.7	95.7	80.6	—	190.0
Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant, and equipment, net	—	—	65.8	50.6	—	116.4
Intangible assets, net	—	27.9	181.5	45.0	—	254.4
Goodwill	—	—	320.3	27.3	—	347.6
Investment in subsidiaries	660.3	568.9	9.4	—	(1,238.6)	—
Long-term deferred tax asset	—	—	18.0	—	—	18.0
Other long-term assets	—	21.4	1.2	2.4	—	25.0
Total assets	$660.3	$1,065.1	$691.9	$235.0	$(1,700.9)	$951.4

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—	$30.0	$13.7	$—	$43.7
Current portion of long-term debt	—	2.0	—	0.3	—	2.3
Short-term borrowings	—	—	—	2.2	—	2.2
Income taxes payable	—	—	0.6	0.1	—	0.7
Restructuring accruals	—	—	1.2	7.4	—	8.6
Accruals and other current liabilities	—	8.1	18.3	25.3	—	51.7
Total current liabilities	—	10.1	50.1	49.0	—	109.2
Notes payable to affiliates	462.3	2.7	(3.8)	1.1	(462.3)	—
Long-term debt, less current portion	—	472.5	—	29.6	—	502.1
Pensions	—	—	0.4	37.2	—	37.6
Deferred income taxes	—	—	70.8	21.1	—	91.9
Other long-term liabilities	—	—	5.5	0.7	—	6.2
Minority interests	—	—	—	6.4	—	6.4
Total liabilities	462.3	485.3	123.0	145.1	(462.3)	753.4
Stockholders’ equity	198.0	579.8	568.9	89.9	(1,238.6)	198.0
Total liabilities and stockholders’ equity	$660.3	$1,065.1	$691.9	$235.0	$(1,700.9)	$951.4

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended July 3, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$—	$—	$98.2	$43.9	$(1.4)	$140.7
Cost of sales	—	—	67.2	33.3	(1.4)	99.1
Gross profit (loss)	—	—	31.0	10.6	—	41.6
Selling, general, and administrative expenses	—	—	12.3	12.2	—	24.5
Restructuring and other similar costs	—	0.4	—	1.6	—	2.0
Amortization of intangible assets	—	1.9	2.6	0.5	—	5.0
Other operating expenses, net	—	—	0.5	—	—	0.5
Operating income (loss)	—	(2.3)	15.6	(3.7)	—	9.6
Non-operating income (expense):
Interest income (expense):
From/to third parties	—	(9.0)	—	(0.4)	—	(9.4)
From/to affiliates	—	—	—	—	—	—
Equity in earnings of subsidiaries	(0.7)	10.3	(0.1)	—	(9.5)	—
Other, net	—	—	—	—	—	—
Income (loss) before income taxes	(0.7)	(1.0)	15.5	(4.1)	(9.5)	0.2
Provision (benefit) for income taxes	—	(4.6)	5.2	0.2	—	0.8
Income (loss) after income taxes	(0.7)	3.6	10.3	(4.3)	(9.5)	(0.6)
Minority interest	—	—	—	(0.1)	—	(0.1)
Net income (loss)	$(0.7)	$3.6	$10.3	$(4.4)	$(9.5)	$(0.7)

Condensed Combining Statements of Operations—Predecessor (unaudited)

Fiscal Quarter Ended June 28, 2003

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	(in millions)

Net sales	$85.5	$43.4	$(1.6)	$127.3
Cost of sales	57.4	31.7	(1.6)	87.5
Gross profit	28.1	11.7	—	39.8
Selling, general, and administrative expenses	12.5	11.1	—	23.6
Restructuring and other similar costs	0.3	6.0	—	6.3
Amortization of intangible assets	0.1	—	—	0.1
Other operating income, net	(0.8)	0.6	—	(0.2)
Operating income (loss)	16.0	(6.0)	—	10.0
Non-operating income (expense):
Interest income (expense):
From/to third parties	—	—	—	—
From/to affiliates	7.7	(6.7)	—	1.0
Equity in earnings of subsidiaries	—	—	—	—
Other, net	—	—	—	—
Income (loss) before income taxes	23.7	(12.7)	—	11.0
Provision for income taxes	3.7	0.8	—	4.5
Income (loss) after income taxes	20.0	(13.5)	—	6.5
Minority interest	—	(0.1)	—	(0.1)
Net income (loss)	$20.0	$(13.6)	$—	$6.4

Condensed Consolidating Statements of Cash Flows (unaudited)

Fiscal Quarter Ended July 3, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating activities
Net income (loss)	$(0.7)	$3.6	$10.3	$(4.4)	$(9.5)	$(0.7)
Non-cash adjustments	—	1.9	4.6	2.7	—	9.2
Undistributed equity in earnings of subsidiaries	0.7	(10.3)	0.1	—	9.5	—
Changes in operating assets and liabilities	—	2.1	(12.1)	1.1	—	(8.9)
Cash provided by (used in) operating activities	—	(2.7)	2.9	(0.6)	—	(0.4)
Investing activities
Expenditures for property, plant, and equipment	—	—	(2.3)	(1.1)	—	(3.4)
Acquisition, net	—	—	—	(5.0)	—	(5.0)
Cash provided by (used in) investing activities	—	—	(2.3)	(6.1)	—	(8.4)
Financing activities
Activity with affiliates	—	3.1	(9.3)	6.2	—	—
Payments of dividends	—	—	—	—	—	—
Debt issuance costs	—	—	—	—	—	—
Decrease in short-term borrowings	—	—	—	(2.4)	—	(2.4)
Proceeds from debt issuance	—	—	—	—	—	—
Proceeds from common stock issuance	—	—	—	—	—	—
Payments of long-term debt	—	(0.6)	—	—	—	(0.6)
Net cash provided by (used in) financing activities	—	2.5	(9.3)	3.8	—	(3.0)
Effect of exchange rate changes on cash	—	—	—	(0.1)	—	(0.1)
Decrease in cash and cash equivalents	$—	$(0.2)	$(8.7)	(3.0)	$—	$(11.9)
Cash and cash equivalents at beginning of period	$—	$12.7	$18.1	$17.7	$—	$48.5
Cash and cash equivalents at end of period	$—	$12.5	$9.4	$14.7	$—	$36.6

Condensed Combining Statements of Cash Flows—Predecessor (unaudited)

Fiscal Quarter Ended June 28, 2003

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	(in millions)

Operating activities
Net income (loss)	$20.0	$(13.6)	$—	$6.4
Non-cash adjustments	2.8	2.3	—	5.1
Equity in earnings of subsidiaries	—	—	—	—
Changes in operating assets and liabilities	(20.5)	(14.4)	—	(34.9)
Cash provided by (used in) operating activities	2.3	(25.7)	—	(23.4)
Investing activities
Expenditures for property, plant, and equipment	(2.5)	(0.3)	—	(2.8)
Cash used in investing activities	(2.5)	(0.3)	—	(2.8)
Financing activities
Decrease in short-term borrowings	0.8	(4.9)	—	(4.1)
Other financing activities	(4.7)	23.5	—	18.8
Net cash provided by (used in) financing activities	(3.9)	18.6	—	14.7
Effect of exchange rate changes on cash	—	—	—	—
Decrease in cash and cash equivalents	$(4.1)	$(7.4)	$—	$(11.5)
Cash and cash equivalents at beginning of period	$6.1	$11.0	$—	$17.1
Cash and cash equivalents at end of period	$2.0	$3.6	$—	$5.6

11.  Commitments and Contingent Liabilities

The Company is involved in various unresolved legal actions, administrative proceedings, and claims in the ordinary course of its business involving product liability, product warranty, property damage, insurance coverage, patents, and environmental matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes these unresolved legal actions will not have a material effect on the financial position or results of operations of the Company.

The Company, as well as many other third parties, has been named as a defendant in several lawsuits filed related to illnesses from exposure to asbestos or asbestos-containing products. The complaints fail to specify which plaintiffs allegedly were involved with the Company’s products, and because the cases are in initial stages, it is uncertain whether any plaintiffs have an asbestos-related illnesses or dealt with the Company’s products, much less whether any plaintiffs were exposed to an asbestos-containing component part of the Company’s product or whether such party could have been a substantial contributing factor to the alleged illness. The Company is unable to estimate the amount of its exposure, if any, related to these claims at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse affect on the Company’s net earnings or financial position.

12.  Subsequent Events

The purchase price payable under the Stock Purchase Agreement for Invensys Metering Systems was subject to adjustment based on (i) the level of working capital as of the closing date of the Acquisition, (ii) the projected pension benefit obligations of Invensys Metering Systems as of the closing date, and (iii) the net level of intercompany payables and receivables as of the closing date.  Following the closing of the Acquisition, discussions were held by Invensys and the Company regarding the appropriate level of the adjustments, and on July 27, 2004, the parties reached agreement on the adjustment amount which resulted in a cash payment of $5.0 million by Invensys to the Company and a corresponding reduction to the purchase price.  The $5.0 million price reduction will be reflected as a reduction of goodwill.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be  “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Sensus Metering Systems are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, sales, cash flow and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters, other than those of historical fact, are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various risks. These risks, some of which are discussed under the caption “Risk Factors-Risks Relating to Our Business” in our Registration Statement on Form S-4 (SEC File No. 333-113658) filed with the Securities and Exchange Commission, and include our dependence on new product development and intellectual property, and our dependence on independent distributors and third party contract manufacturers, our substantial financial leverage, debt service and other cash requirements, liquidity constraints and risks related to future growth and expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation,  our ability to integrate acquired companies, general economic and business conditions, competition, adverse changes in the regulatory or legislative environment in which the company operates, and other factors beyond the Company’s control. The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements for the quarter ended July 3, 2004 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2004 and related notes thereto included in our Registration Statement on Form S-4 (SEC File No. 333-113658).

Unless we indicate otherwise, references below to “we,” “us,” “our” and “Sensus Metering Systems” mean Sensus Metering Systems (Bermuda 2) Ltd. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

General

We are a leading provider of advanced metering and related communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We are the largest global manufacturer of water meters, the fastest growing segment of the metering industry, and have a substantial share of the sales of automatic metering reading, or AMR, devices to North American water utilities. Additionally, we are a leading global developer and manufacturer of gas and heat metering systems and recently entered the North American electric metering market with iCon, our solid-state electricity meter. In addition to our metering business, we believe that, through our Smith-Blair, Inc. subsidiary, we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and, through our Sensus Precision Die Casting, Inc. subsidiary, are a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

During the fiscal quarter ended July 3, 2004, we:

•                  Increased sales from the same period in 2003 by 11%;

•                  Successfully acquired certain assets of Nexus;

•                  Developed replacement services and systems key for administrative functions at our headquarters resulting from the separation from Invensys; and

•                  Initiated restructuring programs to lower our cost base in our European and South American operations.

History and the Acquisition

Although Sensus Metering Systems and its predecessors have been supplying metering and related products for over a century, our current business was created in early 1999 when BTR plc and Siebe plc merged to form Invensys plc (“Invensys”). Since this merger, and until we acquired the metering systems and certain other businesses (“Invensys Metering Systems”) from Invensys, our business was generally operated as a single product group within

Invensys. During this time period, our business participated in various strategic initiatives implemented by Invensys, including customer development, services, and project management and lean supply chain programs. Invensys Metering Systems was acquired by us on December 17, 2003. This acquisition is described herein under “The Acquisition.” Although we plan to continue our focus on improved operating efficiency, the programs previously implemented by Invensys may be modified or terminated. As a result of such modifications or terminations and other factors, the historical results of operations of Invensys Metering Systems may not be indicative of our results of operations on a stand-alone basis.

Recent Restructuring and Cost Savings Initiatives

Sensus Metering Systems and its Predecessor have undertaken significant cost savings initiatives over the last several years to reduce its overall cost base and improve operating margins. Through July 3, 2004, we estimate that approximately 97.0% of our five-year restructuring and cost reduction programs have been initiated and have realized $38.8 million of cumulative annual cost savings since the program’s initiation.

In fiscal 2005, we are continuing the implementation of these initiatives.  We expect to incur additional restructuring costs of approximately $5.1 million in fiscal 2005 to conclude the ongoing initiatives, generating cost savings from reductions of facility costs, direct labor costs, manufacturing overhead costs and general and administrative costs of an estimated $2.3 million. For the fiscal quarter ended July 3, 2004, we incurred $2.0 million of restructuring costs, primarily related to employee severance and exit activities.

Other Information About Our Business

The following table presents, as of the dates indicated, additional information about our operations and business.

	Fiscal Quarter Ended
	July 3, 2004	March 31, 2004	December 28, 2003	September 30, 2003	June 28, 2003	March 31, 2003
Orders (in millions)	$143.2	$148.6	$119.2	$133.4	$128.9	$137.4
Backlog (in millions)	$58.3	$56.0	$67.2	$48.9	$57.9	$54.8
Sales (in millions)	$140.7	$159.4	$104.2	$142.4	$127.3	$143.7
Employees	3,459	3,363	3,164	3,321	3,431	3,405

Results of Operations

Fiscal Quarter Ended July 3, 2004 Compared with Fiscal Quarter Ended June 28, 2003

(in millions)	Fiscal Quarter Ended July 3, 2004%		Predecessor Fiscal Quarter Ended June 28, 2003%

Net sales	$140.7	100%	$127.3	100%
Gross profit	41.6	30%	39.8	31%
Selling, general and administrative expenses	24.5	17%	23.6	18%
Restructuring and other similar costs	2.0	2%	6.3	5%
Amortization of intangible assets	5.0	4%	0.1	—
Other operating income, net	0.5	—	(0.2)	—
Operating income (loss)	9.6	7%	10.0	8%
Interest income (expense), net	(9.4)	(7)%	1.0	1%
Income (loss) before income taxes and minority interest	0.2	—	11.0	9%
Provision (benefit) for income taxes	0.8	—	4.5	4%
Income (loss) before minority interest	(0.6)	—	6.5	5%
Minority interest	(0.1)	—	(0.1)	—
Net income (loss)	$(0.7)	—	$6.4	5%

 Net Sales.  Sales increased $13.4 million, or approximately 11%, from $127.3 million in the fiscal quarter ended June 28, 2003 to $140.7 million in the fiscal quarter ended July 3, 2004. Favorable currency translation, due primarily to the appreciation of the Euro against the U.S. dollar, accounted for $2.4 million of the increase in sales compared with the prior year fiscal period results. The remaining increase was due primarily to strong demand for metering systems, with particular buoyancy in North American water meters, that showed an increase in sales of $5.6 million, or 11%, over the prior period, due to continued growth of AMR applications and strong product sales. The increased sales were also attributable to continued growth in sales of our iCon electric meter products to electric utilities. Sales for pipe joining and repair products increased by $1.6 million, or 13%, compared to the prior year fiscal period, due to improved pricing and an increase in North American construction activities.  Sales from our precision die casting products also demonstrated improvement in the fiscal quarter ended July 3, 2004, increasing by $1.0 million, or 11% over the prior year period, as we took advantage of new platform offerings to the top five suppliers to the U.S. automotive industry, known as the Tier I automotive suppliers.  In addition, sales increased over the prior year period as a result of the fiscal quarter ended July 3, 2004 containing 3 working days more than the fiscal quarter ended June 28, 2003.

Our top ten customers accounted for approximately 33% of net sales during the fiscal quarter ended July 3, 2004. Approximately 12% and 10% of net sales for the fiscal quarters ended July 3, 2004 and June 28, 2003, respectively, were with one customer and its affiliates. No single affiliate of the customer accounted for more than 1% of net sales in any of the periods presented.

We expect that net sales will remain strong for the remainder of the fiscal year, with increases over the prior fiscal year due to demand for AMR systems, ongoing demand for iCon electric meters, expansion of precision die casting products and favorable general economic trends.

Gross Profit.  Gross profit increased by $1.8 million, or 5%, from $39.8 million for the fiscal quarter ended June 28, 2003 to $41.6 million for the fiscal quarter ended July 3, 2004.  As a percentage of sales, however, gross profit in the most recent quarter decreased by approximately one percentage point from the prior year period. The increase in the gross profit was the result of increased net sales and favorable currency translation, due primarily to the appreciation of the Euro versus the dollar that pushed gross margins up $0.6 million compared with the prior year period.  The decrease in gross profit as a percentage of net sales was primarily attributable to the following factors:

•	Increased prices for aluminum, altered pricing mechanisms to automotive customers and increased natural gas prices negatively affected margins on precision die casting products and gas meters;
•	An unfavorable mix of higher electric meter sales at comparatively lower margins;
•	Competitive pricing environments in European meter markets; and
•	Continued softness in South American water meter markets, particularly in Brazil.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal quarter ended July 3, 2004 increased by $0.9 million, or approximately 4%, from $23.6 million from the fiscal quarter ended June 28, 2003 to $24.5 million for the fiscal quarter ended July 3, 2004. Selling, general and administrative expense, as a percentage of net sales, however, decreased from 18% for the fiscal quarter ended June 28, 2003 to 17% for the fiscal quarter ended July 3, 2004.  The increase in expense was due primarily to foreign currency translation that resulted in an increase in foreign-based administrative costs of $0.9 million, as expressed in US dollars.  In addition, we incurred incremental management fee expenses of approximately $0.5 million. Prior restructuring efforts and ongoing cost containment activities lowered base operating expenses and operating expenses in Europe, Mid East and Africa (“EMEA”) were flat year over year, excluding the impacts of foreign currency.  Selling, general and administration expenses in South America and in North America were level for the fiscal quarters ended July 3, 2004 and June 28, 2003

Restructuring Costs.  Restructuring costs decreased by $4.3 million, or approximately 68%, from $6.3 million for the fiscal quarter ended June 28, 2003 to $2.0 million for the fiscal quarter ended July 3, 2004.  The decrease is primarily the result of the scaling down of our European restructuring activities as final plans are essentially underway to achieve our targeted manufacturing footprint in the region.  Actions to close the French production facility and to downsize German operations constitute the majority of current activities. We expect to incur additional restructuring costs of approximately $3.1 million in fiscal 2005.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $4.9 million from $0.1 million for the fiscal quarter ended June 28, 2003 to $5.0 million for the fiscal quarter ended July 3, 2004. Amortization expense primarily relates to the intangible assets created at the time of the Acquisition for non-competition agreements, customer relationships and patents (see note 4).  These intangible assets were not recorded on the balance sheet of the Predecessor. As a result, the Predecessor did not incur as much amortization expense in the fiscal quarter ended June 28, 2003. We expect that amortization of intangible assets will remain higher than historical levels of the Predecessor for the foreseeable future as a result of higher levels of intangible assets recorded in connection with the Acquisition.

Interest Income (Expense).   Interest expense of $9.4 million for the fiscal quarter ended July 3, 2004 increased by $10.4 million compared with interest income of $1.0 million for the fiscal quarter ended June 28, 2003.  Prior to the Acquisition, the Predecessor had no debt. The Acquisition was financed with $230.0 million in term loan financing and the issuance of $275.0 million of senior subordinated notes.  The increase in interest expense is the result of the debt created to support the Acquisition. We expect that interest expense will remain higher than historical levels of the Predecessor for the foreseeable future as a result of higher levels of debt incurred in connection with acquisitions.

Income Tax Expense.   Income tax expense for the fiscal quarter ended July 3, 2004 decreased by $3.7 million, or 82%, compared with the fiscal quarter ended June 28, 2003 from $4.5 million to $0.8 million.  The decrease is primarily the result of lower pre-tax income for the period.  Despite our lower pre-tax income, our effective tax rate was 400% for the fiscal quarter ended July 3, 2004 (compared with 40.8% for the fiscal quarter ended June 28, 2003) as a result of foreign net operating losses for which no tax benefit was recorded.

Minority Interest.  Minority interest for the fiscal quarters ended July 3, 2004 and June 28, 2003 remain consistent and relate to our partner’s share of earnings of our United States, China and India joint ventures.

Net Income. Net income for the fiscal quarter ended July 3, 2004 decreased by $7.1 million compared with the fiscal quarter ended June 28, 2003 due primarily to:

•                  higher interest expense incurred during the period;

•                  greater amortization of intangible assets related to acquisitions;

•                  our inability to record an income tax benefit on foreign net operating loss carry-forwards in certain jurisdictions; and

•                  management fees associated with the Acquisition.

EBITDA.  EBITDA increased by $5.1 million, or approximately 36%, from $14.0 million in the fiscal quarter ended June 28, 2003 to $19.1 million in the fiscal quarter ended July 3, 2004. The increase in EBITDA during the period is generally attributable to the following factors:

•                  increased sales resulting in higher gross profits;

•                  lower operating expenses, excluding depreciation and amortization;

•                  significantly lower restructuring expenses; and

•                  the impact of favorable foreign currency translation.

The discussion of EBITDA is being provided because management considers EBITDA to be an important measure of financial performance. Among other things, our management believes that EBITDA provides useful information for our investors because it is useful for trending, analyzing and benchmarking the performance and value of our business. Management also believes that EBITDA is useful in assessing current performance compared with the historical performance of our predecessor because significant line items within our income statements such as depreciation, amortization and interest expense are significantly impacted by the Acquisition. Internally, EBITDA is used as a financial measure to assess the performance of our business and is an important measure in our incentive compensation plans. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

The following table sets forth a quantitative reconciliation of the differences between EBITDA and net income (loss) calculated in accordance with generally accepted accounting principles for the fiscal quarters ended July 3, 2004 and June 28, 2003:

Historical EBITDA Reconciliation

	Fiscal Quarter Ended
		Predecessor
	July 3, 2004	June 28,2003
Net income (loss)	$(0.7)	$6.4
Depreciation and amortization	9.5	4.0
Interest expense, net of interest income	9.4	(1.0)
Income taxes	0.8	4.5
Minority interest	0.1	0.1
EBITDA	$19.1	$14.0

Liquidity and Capital Resources

During the fiscal quarter ended July 3, 2004, we funded our operating and capital requirements through a combination of cash flows from operating activities and cash on hand. Going forward, operating and capital requirements will be funded from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow provided by operating activities in the fiscal quarters ended July 3, 2004 and June 28, 2003 was $(0.4) million and $(23.4) million, respectively.  The negative cash flow from operations for the fiscal quarter ended July 3, 2004 was primarily the result of interest payments of $14.3 million, which were attributable primarily to the Notes. The $23.0 million increase in net cash provided by operating activities in the fiscal quarter ended July 3, 2004 as compared to the fiscal quarter ended June 28, 2003 was primarily attributable to prior year cash flows from operations being negatively impacted by higher accounts receivable balances and lower accounts payable balances.  Net income during the current fiscal quarter was $7.1 million lower than the prior year period, which was partially offset by increased amortization of intangible assets of $5.0 million due to the Acquisition.

Working capital as a percentage of net sales increased to 14% for the fiscal quarter ended July 3, 2004 as compared with 8% for the fiscal quarter ended June 28, 2003. This increase was primarily due to (i) an increase in cash and cash equivalents of $36.2 million resulting from the Acquisition, and (ii) an increase in accounts receivable of $5.3 million due to increased sales.

Historically, cash provided by or used in investing activities has been used for capital expenditures, business acquisitions and other investments, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures in the fiscal quarter ended July 3, 2004 were $3.4 million as compared with capital expenditures of $2.8 million for the fiscal quarter ended June 28, 2003. Capital expenditure requirements are comprised of equipment, molds and tooling for replacement and expenditures for cost reduction, maintenance, safety and expansion. For the full fiscal year 2005, we expect to make capital expenditures of approximately $21.0 million reflecting a shift from maintenance level capital expenditures of Invensys to a more growth-focused capital expenditures program.  Business acquisition expenditures in the fiscal quarter ended July 3, 2004 were $5.0 million and were attributed entirely to the purchase of certain assets of Nexus described elsewhere in this report. We evaluate potential acquisition opportunities on an ongoing basis.  We seek candidates whose acquisition would enhance our competitive position in the market place.

Restructuring cash expense over the fiscal quarters ended July 3, 2004 and June 28, 2003 amounted to $2.0 million and $1.5 million, respectively. As of July 3, 2004, we had $8.9 million of restructuring accruals reflected on our balance sheet. Additional restructuring costs of approximately $3.1 million are expected to be incurred in fiscal 2005 as the current restructuring program is completed.

Historically, cash provided by or used in financing activities represented payments to or funding from Invensys, and, to a lesser extent, changes in indebtedness to third parties. As a result of the Acquisition, we incurred substantial third-party indebtedness. As of July 3, 2004, we had approximately $503.9 million of total indebtedness outstanding and interest expense, including amortization of deferred financing costs, was approximately $9.4 million for the fiscal quarter ended July 3, 2004.  Our senior credit facilities provided for senior secured financing of $298.9 million, consisting of (a) two term loan facilities in an aggregate amount of $228.9 million, including a $199.0 million U.S. term loan facility and a $29.9 million European term loan facility and (b) two revolving credit facilities in an aggregate amount of $70.0 million, under one of which $40.0 million is available to Sensus in the form of U.S. dollar-denominated loans and under the other of which $30.0 million is available in the form of U.S. dollar-denominated loans, or in the form of euro- or UK sterling-denominated loans. The full amount of the term loan facilities was drawn on December 17, 2003, and the term loan facilities will mature on December 17, 2010. Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities, which will be six years after the closing date. There were no borrowings outstanding under the revolving credit facility at July 3, 2004; however, $3.7 million of the facility was utilized in connection with outstanding letters of credit. The Company was in compliance with all credit facility covenants at July 3, 2004.

At July 3, 2004, approximately $3.7 million of borrowing capacity under the revolving credit facilities were used to support letters of credit to guarantee our performance under certain contracts or as collateral for bid and performance bonds. The borrowings under the revolving credit facilities are available to fund working capital requirements, capital expenditures and other general corporate purposes.

We believe that cash on hand and cash flow we expect from operations, together with available borrowings under the revolving credit facilities constituting part of our senior secured credit facilities, will provide sufficient funds to enable us to fund our planned capital expenditures, make scheduled principal and interest payments and meet our other cash requirements for at least the next few years.

Our ability to make scheduled payments of principal of, or to pay interest on, or to refinance, our indebtedness, including the Notes, or to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements.  We are exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. At present we do not utilize any derivative instruments to manage this risk.

 Currency translation.  The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income. As of July 3, 2004, assets of foreign subsidiaries constituted approximately 29% of total assets. Foreign currency exchange rate exposure is most significant with respect to the euro. For the fiscal quarter ended July 3, 2004, net sales were positively impacted by the appreciation of foreign currencies, primarily the euro, versus the U.S. dollar by approximately $2.4 million. Similarly, for the fiscal quarter ended June 28, 2003, net sales were positively impacted by the appreciation of foreign currencies, primarily the euro, versus the U.S. dollar by approximately $1.6 million.

Currency transaction exposure.  Currency transaction exposure arises where a business or company makes actual sales and purchases in a currency other than its own functional currency. The majority of our businesses source raw materials and sell their products within their local markets in their functional currencies and therefore have limited transaction exposure.

Interest rate risk.  Historically, the business of our predecessor was exposed to market risk relating to changes in interest rates relating to intercompany funding receivable and payable balances and its other affiliates, which carried variable interest rates. Subsequent to the Acquisition, we have a significant amount of debt, with a large portion being at variable rates. Total debt as of July 3, 2004 was $503.9 million, of which approximately $228.9 million bears interest at variable rates. As of July 3, 2004, the weighted average interest rate on our variable-rate term debt was 4.2%, all of which was outstanding under the senior credit facilities. Variable-rate borrowings under the senior credit facilities are, at our option, at the adjusted LIBOR plus 3.00% or the alternative base rate plus 2.00%.  Holding all other variables constant, an increase in the interest rate of 1.0% on variable rate debt would increase annual interest cost by $2.3 million. We have not sought to hedge exposure to variable interest rates.

Item 4. Controls and Procedures

In connection with the audit of our financial statements for the year ended March 31, 2004, our independent auditors identified a number of reportable conditions under standards established by the American Institute of Certified Public Accountants with regard to the design or operation of internal control that, in their judgment, constitute “material weaknesses” within the meaning of the Statement of Auditing Standards No. 60.  The reportable conditions identified by our independent auditors resulted, in large part, from circumstances arising from our transition from a division of Invensys plc, a U.K. publicly traded company, to a standalone business enterprise. (See the disclosure under “the Acquisition” including elsewhere in this report.)  The reportable conditions include:

(1)                                  Inadequate review at the business unit and corporate levels of the financial close process; and

(2)                                  Inadequate controls over the consolidation process.

We have assigned a high priority to the short-term and long-term improvement of our internal controls over financial reporting.  The process began in the first quarter of fiscal 2005 with the development of replacement services and systems that are key for financial functions at our headquarters resulting from the separation from Invensys plc.

To date, we have implemented internal control improvements by first strengthening our staffing and monitoring controls over our accounting and financial reporting processes.  For example, in the first quarter of fiscal 2005, we hired a Director of Financial Reporting, created localized U.S. GAAP reporting procedures and implemented more rigorous detailed line item reviews and variance analyses with subsidiary controllers and corporate staff.  Other actions we have implemented include monthly review of key account activity and balances, more rigorous documentation of accounting issues and creation of an audit and reporting checklist.

In addition to the foregoing actions, we have begun the process of:

•	Identifying and analyzing process and staffing improvements related to interaction of our corporate accounting and finance group with our subsidiary accounting and finance groups;

•	Restructuring and enhancing our financial consolidation system;

•	Developing and implementing standardized account reconciliation and analysis procedures;

•	Developing and implementing a company disclosure policy and procedure;

•	Developing an accounting policies and procedures system;

•	Engaging outside consultants to supplement our internal tax staff; and

•	Coordinating quarterly financial training for our staff.

Management believes that the measures noted above will address the reportable conditions identified by our independent auditors.  We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an on-going basis and will take further action and implement improvements, as necessary.

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the factors discussed above, our disclosure controls and procedures may not have been effective, at a reasonable assurance level, as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  However, our Chief Executive Officer and Chief Financial Officer believe that we have acted promptly and appropriately to remedy the deficiencies identified above and that, as of the date this report is being filed, our disclosure controls and procedures are effective, at a reasonable assurance level, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and Forms.  The actions being taken, and to be taken, by us to address the reportable conditions identified above are reasonably likely to have a material impact on our internal controls over financial reporting in future periods.

PART II—OTHER INFORMATION

ITEM 1: Legal Proceedings

In September, 2003, Invensys Energy Metering, Inc., the predecessor of our subsidiary, Sensus Metering Systems-North America Inc., was named as a defendant in a wrongful death claim filed in the Fifth Judicial District Court, Park County, Wyoming (W.R. Emmett, Decedent (by P. Rapp and C.R. Emmett, co-personal representatives of Decedent’s estate) v. Frannie-Deaver Utilities, and certain predecessors, including Invensys Energy Metering, Inc.) seeking unspecified damages arising from a natural gas explosion at a residence served by a utility gas line that included one of our products. As of July 3, 2004, the case was in the discovery phase. In addition, Smith-Blair, Inc., our subsidiary, was named a defendant in an action filed in the Supreme Court of New York County, New York on December 5, 2001 (James Trodden v. Consolidated Edison of New York, Felix Industries and Smith-Blair, Inc.) whereby the plaintiff seeks $10 million in damages for alleged personal injuries arising from an underground gas explosion of a pipeline that included one of our products. As of July 3, 2004, the case remains subject to a stay resulting from the bankruptcy of a co-defendant. Pursuant to the terms of the stock purchase agreement for the acquisition of Invensys Metering Systems, we are entitled to full indemnification from the sellers for both of these lawsuits.

Our subsidiary, Sensus Metering Systems-North America Inc., along with as many as 200 or more other companies, is a defendant in several lawsuits filed in various state courts in Mississippi by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Because the cases are in initial stages, it is uncertain whether any plaintiffs have dealt with any of the subsidiary’s products, were exposed to an asbestos-containing component part of a product of the subsidiary or whether such part could have been a contributing factor to the alleged illness. One such proceeding has been dismissed to date. There have been no other settlements, verdicts, judgments, or dismissals of these claims. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys pursuant to the stock purchase agreement for the acquisition of Invensys Metering Systems, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the acquisition. See “The Acquisition Indemnification Obligations.”

In addition, we are, from time to time, party to legal proceedings arising out of the operation of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described above, would not have a material adverse impact on our business, financial condition or results of operation. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business, financial condition or results of operations.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)                                  None.

(b)                                 None.

(c)                                  None.

(d)                                 Not applicable.

(e)                                  Not applicable.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended July 3, 2004.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	A list of exhibits filed herewith is contained on the Exhibit Index immediately proceeding such exhibits and is incorporated herein by reference.

(b)	Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS METERING SYSTEMS INC.

Date: September 7, 2004	By:	/s/ Daniel W. Harness
Daniel W. Harness Chief Executive Officer and President

Date: September 7, 2004	/s/ Peter Mainz
Peter Mainz Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Incorporation of Sensus Metering Systems Inc.
3.2*	By-Laws of Sensus Metering Systems Inc.
3.3*	Memorandum of Association of Company Limited by Shares of Sensus Metering Systems (Bermuda 2) Ltd.
3.4*	Certificate of Incorporation of Sensus Metering Systems (Bermuda 2) Ltd.
4.1*

Indenture, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd, the Subsidiary Guarantors defined therein and U.S. Bank National Association, as Trustee.

4.2*	Form of Senior Subordinated Note due 2013 (included in Exhibit 4.1).
4.3*

Registration Rights Agreement, dated as of December 17, 2003 between Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., M&FC Holding LLC, Invensys Metering Headquarters Corporation, Smith-Blair Inc., Invensys Metering Systems-North America Inc., Invensys Precision Die Casting Inc., Sensus Metering Systems IP Holdings, Inc. and Credit Suisse First Boston Corporation and Goldman, Sachs & Co., as initial purchasers.

10.1*

Credit Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.A.R.L., Sensus Metering Systems (Bermuda 2) Ltd., the lenders party thereto, Credit Suisse First Boston Corporation, as Administrative Agent, Credit Suisse First Boston Corporation and Goldman Sachs Credit Partners L.P., as Joint Bookrunners and Joint Lead Arrangers, Goldman Sachs Credit Partners L.P., as Syndication Agent and National City Bank, as Documentation Agent.

10.2*

U.S. Guarantee and Collateral Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., the Subsidiaries of Sensus Metering Systems Inc. identified therein, and Credit Suisse First Boston, as U.S. Collateral Agent.

10.3*

European Guarantee Agreement, dated as of December 17, 2003, among Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 3) Ltd., Sensus Metering Systems (Luxco 1) S.AR.L., the Subsidiaries of Sensus Metering Systems (Luxco 2) S.AR.L. identified therein, and Credit Suisse First Boston, as European Collateral Agent.

10.4*

Pledge Agreement dated December 17, 2003 among Sensus Metering Systems (Luxco 3) S.AR.L. and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Sensus Metering Systems France Holdings.

10.5*	Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems France Holdings and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Financiere Pollux.
10.6*	Pledge Agreement, dated December 17, 2003, among Financiere Pollux and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Invensys Metering Systems SAS.
10.7*

Shareholders Agreement, dated as of December 17, 2003, by and among Sensus Metering Systems (Bermuda 1) Ltd, The Resolute SIE, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., The Resolute Fund Singapore PV, L.P., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., and Goldman Sachs Direct Investment Fund 2000, L.P.

10.8*	Management Subscription and Shareholders Agreement, dated March 5, 2004, by and among Sensus Metering Systems (Bermuda 1) Ltd. and the persons named therein.
10.9*	Employment and Non-Interference Agreement, dated December 17, 2003, by and between Dan Harness and Sensus Metering Systems Inc.
10.10*	Employment and Non-Interference Agreement, dated December 17, 2003, by and between Peter Mainz and Sensus Metering Systems Inc.
10.11*	Restricted Share Plan of Sensus Metering Systems (Bermuda 1) Ltd.
10.12*	Form of Restricted Share Agreement.
10.13*	Consultant Subscription and Shareholder Agreement, dated March 5, 2004, by and among Sensus Metering Systems (Bermuda 1) Ltd. and the person named therein.
10.14*

The Jordan Company, L.P. Management Consulting Agreement, dated December 17, 2003, by and among The Jordan Company, L.P., Sensus Metering Systems Inc. and its direct and indirect subsidiaries party thereto.

10.15*	Letter Agreement, dated December 17, 2003, among The Jordan Company, L.P., Sensus Metering

Systems Inc. and Goldman, Sachs & Co.
10.16*

Transition Services Agreement, dated December 17, 2003, by and between Sensus Metering Systems Inc., Invensys plc, Invensys Inc., Invensys International Holdings Limited, BTR Industries Limited, Foxboro Iberica SA, BTR France SAS, Invensys Holdings Limited and Invensys SA (Pty) Ltd.

10.17*	Non-Competition Agreement, dated December 17, 2003, by and between Invensys plc and Sensus Metering Systems Inc.
10.18*	Purchase Agreement, dated December 11, 2003 among Sensus Metering Systems, Inc., Sensus Metering Systems (Bermuda 2) LTD. And the Purchasers named therein.
10.19*	Stock Purchase Agreement dated October 21, 2003 by and among the sellers identified therein, Invensys plc and IMS Meter Holdings, Inc.
10.20*	Amendment No. 1 to Stock Purchase Agreement dated December 17, 2003.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Incorporated by reference to the exhibits filed with the Sensus Metering System Inc. Registration Statement on Form S-4 filed on March 16, 2004 (SEC File No. 333-113658).