Form 10-Q
period 2005-01-01
SENSUS METERING SYSTEMS BERMUDA 2 LTD; SENSUS METERING SYSTEMS INC
filed 2005-02-08
CIK 1281226, 1281223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of Common Shares, $1.00 par value, outstanding at January 31, 2005: 12,000, all of which are owned by Sensus Metering Systems (Bermuda 1) Ltd.

		Page
	Part I—Financial Statements

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets of the Company as of January 1, 2005 (unaudited) and March 31, 2004	3

	Condensed Consolidated Statements of Operations of the Company for the fiscal quarter and nine months ended January 1, 2005 and for the period from Inception (December 18, 2003) through December 28, 2003 (unaudited) and of the Predecessor for the period from October 1, 2003 through December 17, 2003 (unaudited) and for the period from April 1, 2003 through December 17, 2003	4

	Condensed Consolidated Statements of Cash Flows of the Company for the nine months ended January 1, 2005 and for the period from Inception (December 18, 2003) through December 28, 2003 (unaudited) and of the Predecessor for the period from April 1, 2003 through December 17, 2003	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

	Part II—Other Information

Item 1.	Legal Proceedings	37

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	37

Item 3.	Defaults upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	38

Item 6.	Exhibits and Reports on Form 8-K	38

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ In Millions)

	January 1, 2005	March 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38.1	$48.5
Accounts receivable:
Trade, net of allowance for doubtful accounts of $2.2 and $1.3 at January 1, 2005 and March 31, 2004, respectively	69.5	82.5
Other	1.9	2.4
Inventories, net	55.5	46.5
Prepayments and other current assets	5.5	8.9
Deferred income taxes	2.7	1.2

Total current assets	173.2	190.0
Property, plant and equipment, net	121.0	116.4
Intangible assets, net	238.8	254.4
Goodwill	344.5	347.6
Deferred income taxes	18.9	18.0
Other long-term assets	25.5	25.0

Total assets	$921.9	$951.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36.0	$43.7
Current portion of long-term debt	1.2	2.3
Short-term borrowings	—	2.2
Income taxes payable	—	0.7
Restructuring accruals	8.1	8.6
Accruals and other current liabilities	45.8	51.7

Total current liabilities	91.1	109.2
Long-term debt, less current portion	500.4	502.1
Pensions	43.4	37.6
Deferred income tax liabilities	91.1	91.9
Other long-term liabilities	6.0	6.2
Minority interests	0.6	6.4

Total liabilities	732.6	753.4

STOCKHOLDERS’ EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	200.0	200.0
Accumulated deficit	(13.4)	(1.9)
Accumulated other comprehensive gain (loss)	2.7	(0.1)

Total stockholders’ equity	189.3	198.0

Total liabilities and stockholders’ equity	$921.9	$951.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ In Millions)

			Predecessor (Note 1)			Predecessor (Note 1)
	Fiscal Quarter Ended January 1, 2005	Period from Inception (December 18, 2003) to December 28, 2003	Period from October 1, 2003 to December 17, 2003	Nine Months Ended January 1, 2005	Period from Inception (December 18, 2003) to December 28, 2003	Period from April 1, 2003 to December 17, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET SALES:
To third parties	$124.3	$6.6	$97.2	$406.9	$6.6	$361.9
To affiliates	—	—	—	—	—	2.7

TOTAL SALES	124.3	6.6	97.2	406.9	6.6	364.6

COST OF SALES	89.0	6.6	72.6	287.3	6.6	254.9

GROSS PROFIT	35.3	—	24.6	119.6	—	109.7

OPERATING EXPENSES:
Selling, general and administrative expenses	25.3	4.1	24.0	74.7	4.1	69.7
Restructuring and other similar costs	1.4	—	1.4	5.9	—	9.6
Amortization of intangible assets	5.4	0.5	0.1	15.9	0.5	0.3
Other operating expense (income), net	0.5	(0.5)	0.3	2.2	(0.5)	(0.9)

OPERATING INCOME FROM CONTINUING OPERATIONS	2.7	(4.1)	(1.2)	20.9	(4.1)	31.0

NON-OPERATING (EXPENSE) INCOME:
Interest (expense) income:
From/to third parties	(9.7)	(3.5)	0.9	(28.2)	(3.5)	—
From/to affiliates	—	—	—	—	—	1.9
Other income (expense)	1.3	(0.4)	—	1.3	(0.4)	0.1

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(5.7)	(8.0)	(0.3)	(6.0)	(8.0)	33.0
PROVISION (BENEFIT) FOR INCOME TAXES	2.4	(2.2)	9.1	5.0	(2.2)	22.6

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(8.1)	(5.8)	(9.4)	(11.0)	(5.8)	10.4
MINORITY INTEREST	—	0.1	(0.1)	0.1	0.1	(0.4)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(8.1)	(5.7)	(9.5)	(10.9)	(5.7)	10.0

DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations, net of taxes	—	—	0.2	(0.3)	—	(0.2)
Loss on disposition of discontinued operations, net of taxes	—	—	—	(0.3)	—	—

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	—	—	0.2	(0.6)	—	(0.2)

NET (LOSS) INCOME	$(8.1)	$(5.7)	$(9.3)	$(11.5)	$(5.7)	$9.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ In Millions)

			Predecessor (Note 1)
	Nine Months Ended January 1, 2005	Period from Inception (December 18, 2003) to December 28, 2003	Period from April 1, 2003 to December 17, 2003
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net (loss) income	$(11.5)	$(5.7)	$9.8
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	13.1	0.2	12.0
Amortization of intangible assets	15.9	0.5	0.3
Deferred income taxes	(2.3)	(2.3)	(2.0)
Net (gain) on sale of assets	(0.1)	—	—
Non-cash restructuring charges	—	—	0.8
Non-cash currency translation gain	(1.3)	—	—
Minority interests	—	—	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	15.8	7.7	(5.3)
Inventories	(6.7)	2.4	(7.7)
Accounts payable and other current liabilities	(16.7)	(1.2)	(20.7)
Other current assets	4.2	(0.1)	(6.3)
Other long-term assets	(1.8)	—	(3.0)
Other long-term liabilities	(3.4)	1.5	(0.7)
Income taxes	(0.8)	—	(10.5)
Pensions	1.0	0.1	0.6

Net cash provided by (used in) operating activities	5.4	3.1	(32.8)

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(14.6)	(0.1)	(8.4)
Nexus acquisition	(6.0)	—	—
Invensys acquisition, net of cash acquired	—	(648.1)	—
Proceeds from Invensys acquisition adjustment	7.0	—	—
Proceeds from sale of assets	2.1	—	—

Net cash used in investing activities	(11.5)	(648.2)	(8.4)

FINANCING ACTIVITIES:
Cash dividends	—	—	(0.7)
Principal payments on short-term borrowings	(2.4)	—	(14.1)
Principal payments on debt	(2.9)	—	—
Proceeds from debt issuance, net	—	487.2	—
Proceeds from issuance of common stock	—	195.0	—
Net change in amounts due from affiliates	—	—	47.3

Net cash (used in) provided by financing activities	(5.3)	682.2	32.5

Effect of exchange rate changes	1.0	—	0.8

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10.4)	37.1	(7.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$48.5	$—	$17.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38.1	$37.1	$9.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

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

The initial purchase price for Invensys Metering Systems of $657.3 million was financed through a combination of borrowings under a $230.0 million term loan facility which is part of the Company’s senior credit facilities, the issuance of $275.0 million of senior subordinated notes (“the Notes”), and equity contributions from the principal investors in the Company and certain officers and directors of the Company. The purchase price payable under the Stock Purchase Agreement for Invensys Metering Systems was subject to adjustment based on (i) the level of working capital as of the closing date of the Acquisition, (ii) the projected pension benefit obligations of Invensys Metering Systems as of the closing date, and (iii) the net level of intercompany payables and receivables as of the closing date. Following the closing of the Acquisition, discussions were held by Invensys and the Company regarding the appropriate level of the adjustment, and on July 27, 2004, the parties reached agreement on the adjustment amount which resulted in a cash payment of $5.0 million by Invensys to the Company and a corresponding reduction to the purchase price. In December 2004, Invensys paid $2.0 million to the Company related to bonus obligations. The $2.0 million payment is reflected as a reduction of goodwill. The Company has also adjusted the purchase price allocation by $2.4 million, reflecting the final adjustment to the fair value of the net assets acquired and for Acquisition transaction costs incurred. The $2.4 million decrease in net assets is reflected as an increase to goodwill.

The consolidated financial statements of the Company included herein include the accounts of Sensus Metering Systems (Bermuda 2) Ltd. for periods subsequent to the Acquisition, which was completed on December 18, 2003.

The financial statements of the Predecessor are presented for comparative purposes and include the combined historical statements of the subsidiaries and operations of Invensys Metering Systems, which were acquired by the Company. Numerous factors related to the Acquisition, including the Company’s increased leverage, the impact of purchase accounting, and significant modifications to the Company’s employee benefit arrangements and management structure, will have a material impact on the Company’s financial condition and results of operations. Consequently, the results of operations of the Predecessor may have only limited comparability to the results of operation of the Company.

Principles of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the

United States (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments unless otherwise disclosed in a separate note, considered necessary for the fair presentation of the unaudited, condensed consolidated financial statements have been included, and the unaudited, condensed consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited, consolidated financial statements for the year ended March 31, 2004 and related notes thereto included in the Company’s Registration Statement on Form S-4 (SEC File No. 333-113658) as filed with the SEC.

The accompanying condensed consolidated financial statements present results of the Company for the fiscal quarter and nine months ended January 1, 2005 and for the period from Inception (December 18, 2003) through December 28, 2003 and of the Predecessor for the period from October 1, 2003 through December 17, 2003 and for the period from April 1, 2003 through December 17, 2003. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year-end which is March 31, and the fiscal half, which is September 30. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 during the fiscal quarter ended January 1, 2005. The adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial position or results of operations.

On December 16, 2004, the Financial Accounting Standards Board issued a revised Statement No. 123, Accounting for Share-Based Payment, Revised Statement (“FAS 123(R)”). FAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. FAS 123(R) requires that the compensation cost related to share-based payment transactions be recognized in the financial statements. The cost recognized in the financial statements will be based on the fair value of the equity or liability instruments issued. FAS 123(R) also offers additional guidance on measuring the fair value of share-based payment awards. Sensus Metering Systems (Bermuda 1) Ltd. maintains a Restricted Share Plan that provides for the award of restricted common shares to officers, directors and consultants of the Company. The Company will adopt FAS 123(R), in the second quarter of fiscal year 2006. As permitted by FAS 123(R), the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation for employee stock options. The adoption of FAS 123(R) may have an impact on our results of operation; however, it will have no impact on our overall financial position.

Use of Estimates

The preparation of financial statements in conformity with US Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

Stock-Based Compensation

The Company’s parent, Sensus Metering Systems (Bermuda 1) Ltd., maintains a Restricted Share Plan that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the plan will be service time vested ratably over each of the five years from the date of grant, provided that no vesting will occur until the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Restricted Share Plan are generally subject to restrictions on transfer, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement. The Company accounts for this plan under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation expense was recognized during the fiscal quarter and nine months ended January 1, 2005, as the recipients of the restricted shares paid the fair value thereof.

2. Intangible Assets

Intangible assets consist of goodwill, tradenames, patents, non-competition agreements and customer and distributor relationships. Goodwill at January 1, 2005 represents the excess of the purchase price paid by the Company for the Predecessor over the fair value of the net assets acquired, and the excess of the purchase price paid by the Company for NexusData, Inc. (“Nexus”) (see Note 10) over the fair value of the net assets acquired. The purchase price allocation for the Predecessor and Nexus resulted in $344.5 million of goodwill being recorded as of January 1, 2005. The goodwill can be attributed to the value placed on the Company being an industry leader with market-leading positions in the North American water metering market and the North American clamps and couplings market. The purchase price payable under the Stock Purchase Agreement for Invensys Metering Systems was subject to adjustment based on the level of working capital as of the closing date of the Acquisition, the projected pension benefit obligations of Invensys Metering Systems as of the closing date, and the net level of intercompany payables and receivables as of the closing date. Following the closing of the Acquisition, discussions were held by Invensys and the Company regarding the appropriate level of the adjustments, and on July 27, 2004, the parties reached agreement on the adjustment amount which resulted in a cash payment of $5.0 million by Invensys to the Company and a corresponding reduction to the purchase price. The $5.0 million price reduction is reflected as a reduction of goodwill. In December 2004, Invensys paid $2.0 million to the Company related to bonus obligations. The $2.0 million payment is reflected as a reduction of goodwill. The Company has also adjusted the purchase price allocation by $2.4 million, reflecting the final adjustment to the fair value of the net assets acquired and for Acquisition transaction costs incurred. The $2.4 million decrease in net assets is reflected as an increase to goodwill.

The purchase price allocation for Nexus has resulted in $1.7 million of goodwill and $4.5 million of identifiable intangible assets being recorded through the period ended January 1, 2005. The purchase agreement also included provisions for payment of additional considerations, up to a total of $1.5 million, to be paid to Nexus based on specific performance criteria of the acquired business through June 4, 2007. Payments made based on these criteria will adjust the Nexus purchase price and be allocated to goodwill. The goodwill can be attributed to the anticipated future earnings and cash flows of the businesses acquired.

Intangible assets are summarized as follows (in millions):

	January 1, 2005		March 31, 2004
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$344.5	$—	$347.6	$—
Tradenames (indefinite lived)	27.3	—	27.3	—

	371.8	—	374.9	—

Intangible assets subject to amortization:
Distributor relationships	187.4	(11.3)	191.8	(3.1)
Non-competition agreements	30.5	(7.7)	30.0	(2.1)
Patents	15.2	(2.6)	11.0	(0.5)

	233.1	(21.6)	232.8	(5.7)

Total intangible assets	$604.9	$(21.6)	$607.7	$(5.7)

The following represents a reconciliation of the changes in goodwill (in millions) for the periods presented:

Goodwill at March 31, 2004	$347.6
Goodwill arising from Nexus purchase price allocation	1.7
Goodwill reduction from Invensys plc purchase price payment	(5.0)
Goodwill reduction from Invensys plc bonus payment	(2.0)
Goodwill increase from Invensys plc purchase price allocation for fair value	2.4
Other	(0.2)

Goodwill at January 1, 2005	$344.5

3. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

Inventories consisted of the following (in millions):

	January 1, 2005	March 31, 2004
Raw materials, parts and supplies	$30.5	$21.3
Work in process	15.9	17.5
Finished goods	13.7	10.0
Provision for obsolescence	(4.6)	(2.3)

Inventories, net	$55.5	$46.5

4. Discontinued Operations

On September 10, 2004, the Company sold the assets of its utility billing software company, IMSofTech, Inc. (“IMSofTech”) for $1.1 million. The sale allows Sensus Metering Systems to focus on its business strategy to provide intelligent metering systems based solutions to the global utility markets. The sale price of $1.1 million includes (1) an initial cash payment of $850,000 received in September 2004, and (2) $250,000 cash to be paid by the purchaser six months after closing, which is subject to adjustment for any indemnification claims.

On September 30, 2004, the Company sold its fifty-one percent (51%) interest in Measurement Solutions International LLC (“MSI”), a full service meter asset management organization based in Paulsboro, New Jersey, for $0.6 million. The sale was part of Sensus Metering Systems’ strategy to focus on its core business. The sales price consisted of (1) $300,000 cash received in September 2004, (2) $30,000 cash received in December 2004, (3) $225,000 cash, receivable upon renewal of specific service contracts, and (4) an amount in cash equal to 2% of revenue earned by MSI on new service contracts generated by the Company through August 31, 2006. The contingent consideration will be recognized once collectibility is assured.

These dispositions have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and, accordingly, amounts in the consolidated condensed statement of operations for all periods presented have been reclassified to reflect the dispositions as discontinued operations. The results of operations for the discontinued businesses are as follows:

			Predecessor			Predecessor
	Fiscal Quarter Ended January 1, 2005	Period from Inception (December 18, 2003) to December 28, 2003	(Note 1) Period from October 1, 2003 to December 17, 2003	Nine Months Ended January 1, 2005	Period from Inception (December 18, 2003) to December 28, 2003	(Note 1) Period from April 1, 2003 to December 17, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$—	$0.3	$0.9	$2.2	$0.3	$3.2
Cost of sales	—	0.1	0.7	1.7	0.1	2.0

Gross profit	—	0.2	0.2	0.5	0.2	1.2

Operating expenses:
Selling, general and administrative expenses	—	0.2	0.4	0.7	0.2	1.4
Other operating expense (income), net	—	0.1	(0.1)	—	0.1	—

Operating (loss) income from discontinued operations	—	(0.1)	(0.1)	(0.2)	(0.1)	(0.2)
Non-operating (expense) income	—	0.3	(0.2)	—	0.3	(0.4)

Income (loss) from discontinued operations before income taxes and minority interest	—	0.2	(0.3)	(0.2)	0.2	(0.6)
Provision (benefit) for income taxes	—	—	(0.5)	—	—	(0.5)

Income (loss) from discontinued operations before minority interest	—	0.2	0.2	(0.2)	0.2	(0.1)

Minority interest	—	(0.2)	—	(0.1)	(0.2)	(0.1)

Income (loss) from discontinued operations	$—	$—	$0.2	$(0.3)	$—	$(0.2)

Loss on disposition of discontinued operations, net of taxes of $0.3 million	$—	$—	$—	$(0.3)	$—	$—

Net loss from discontinued operations	$—	$—	$0.2	$(0.6)	$—	$(0.2)

Assets and liabilities related to discontinued operations consisted of the following:

March 31, 2004
ASSETS RELATED TO DISCONTINUED OPERATIONS
Cash and cash equivalents	$0.2
Accounts receivable, net	0.3
Prepayments and other current assets	0.3
Property, plant and equipment, net	0.4
Intangible assets	1.5

Total assets related to discontinued operations	$2.7

LIABILITIES RELATED TO DISCONTINUED OPERATIONS
Accounts payable	$0.1
Accruals and other current liabilities	1.0
Other liabilities	0.2

Total liabilities related to discontinued operations	$1.3

5. Restructuring and Other Similar Costs

The following table reflects activity of the Company for the fiscal quarter and nine months ended January 1, 2005 and for the period from Inception (December 18, 2003) through December 28, 2003 (unaudited) and of the Predecessor for the period from October 1, 2003 through December 17, 2003 and for the period from April 1, 2003 through December 17, 2003, which are associated with restructuring and other similar costs related to the Company’s restructuring initiatives (in millions):

			Predecessor			Predecessor
	Fiscal Quarter Ended January 1, 2005	Period from Inception (December 18, 2003) to December 28, 2003	(Note 1) Period from October 1, 2003 to December 17, 2003	Nine Months Ended January 1, 2005	Period from Inception (December 18, 2003) to December 28, 2003	(Note 1) Period from April 1, 2003 to December 17, 2003
Severance and other related costs:
Related to headcount reduction initiatives	$1.4	—	$1.3	$5.5	—	$3.1
Related to outsourcing	—	—	—	0.1	—	0.1
Related to plant closures and consolidation	—	—	—	0.3	—	5.2

	1.4	—	1.3	5.9	—	8.4
Asset impairments:
Related to outsourcing	—	—	—	—	—	0.4
Related to plant closures and consolidation	—	—	—	—	—	0.4

	—	—	—	—	—	0.8
Other	—	—	0.1	—	—	0.4

	—	—	—	—	—
Restructuring and other similar costs charged to operations	$1.4	—	$1.4	$5.9	—	$9.6

Prior to the closing date of the Acquisition, the Company identified opportunities to improve the operating performance of Invensys Metering Systems via the closure of a manufacturing operation in Europe. Subsequent to the closing date of the Acquisition, the Company approved restructuring actions of approximately $6.0 million related to previously identified opportunities. These actions principally reflect severance benefits and asset impairments. These restructuring actions commenced in 2004 and the Company expects the actions will be completed by March 31, 2005.

For the fiscal quarter and nine months ended January 1, 2005, the Company incurred $1.4 million and $5.9 million, respectively, of restructuring costs related to ongoing activities to rationalize its water and gas meter product lines in Europe and to align the South American structure with current market conditions. Actions in Europe affect both direct and indirect personnel and will result in a headcount reduction of 39 employees. These programs are concentrated in the Company’s German water meter and UK gas meter production facilities. The South American reorganization, which affected both direct and indirect personnel, reduced headcount by 11 employees. The Company anticipates that these initiatives will be completed by March 31, 2005.

The charge for restructuring and other similar costs was comprised of the following (in millions):

			Predecessor			Predecessor
	Fiscal Quarter Ended January 1, 2005	Period from Inception (December 18, 2003) to December 28, 2003	(Note 1) Period from October 1, 2003 to December 17, 2003	Nine Months Ended January 1, 2005	Period from Inception (December 18, 2003) to December 28, 2003	(Note 1) Period from April 1, 2003 to December 17, 2003
Employee severance and exit costs accrued	$1.4	—	$1.3	$5.9	—	$8.2
Impairment of long-lived assets	—	—	—	—	—	0.8
Expensed as incurred	—	—	0.1	—	—	0.6

	$1.4	—	$1.4	$5.9	—	$9.6

Restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended January 1, 2005	Combined Fiscal Quarter Ended December 28, 2003	Nine Months Ended January 1, 2005	Combined Nine Months Ended December 28, 2003
Balance at beginning of period	$8.5	$10.4	$8.6	$7.1
Cash payments	(2.6)	(6.6)	(7.3)	(10.1)
Accrue for new committed/announced programs	1.4	3.2	5.9	9.9
Effect of foreign currency translation	0.8	0.5	0.9	0.6

Balance at end of period	$8.1	$7.5	$8.1	$7.5

Restructuring expense accruals were recorded within restructuring accruals as of January 1, 2005, December 28, 2003 and March 31, 2004.

6. Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following (in millions):

			Predecessor			Predecessor
	Fiscal Quarter Ended January 1, 2005	Period from Inception (December 18, 2003) to December 28, 2003	(Note 1) Period from October 1, 2003 to December 17, 2003	Nine Months Ended January 1, 2005	Period from Inception (December 18, 2003) to December 28, 2003	(Note 1) Period from April 1, 2003 to December 17, 2003
Net (loss) income	$(8.1)	$(5.7)	$(9.3)	$(11.5)	$(5.7)	$9.8
Other comprehensive income:
Foreign currency translation adjustments	2.4	—	4.2	2.8	—	11.5

Comprehensive (loss) income	$(5.7)	$(5.7)	$(5.1)	$(8.7)	$(5.7)	$21.3

7. Warranty Obligations

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Warranty reserves are reflected within accruals and other current liabilities and other long-term liabilities in the accompanying financial statements.

The following represents a reconciliation of the changes in product warranty reserves for the periods presented (in millions):

	January 1, 2005	December 28, 2003
Beginning balance	$8.6	$9.1
Warranties issued	1.8	4.6
Settlements made	(2.6)	(5.9)
Foreign currency translation adjustments	0.2	0.1

Balance at end of period	$8.0	$7.9

Current portion	3.9	3.6
Non-current portion	4.1	4.3

Total	$8.0	$7.9

8. Income Taxes

The current fiscal period effective tax rates were the result of income taxes being incurred on the taxable income of the Company’s U.S. operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

9. Retirement Benefits

The Company has defined benefit plans, principally in Europe, where such plans are typically unfunded and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements of the laws and governmental regulations applicable in the respective country.

The following information reflects the net period benefit cost for participants in the Company’s significant European retirement benefit plans. That information is summarized as follows (in millions):

			Predecessor			Predecessor
	Fiscal Quarter Ended January 1, 2005	Period from Inception (December 18, 2003) to December 28, 2003	(Note 1) Period from October 1, 2003 to December 17, 2003	Nine Months Ended January 1, 2005	Period from Inception (December 18, 2003) to December 28, 2003	(Note 1) Period from April 1, 2003 to December 17, 2003
Service cost	$0.2	$0.1	$—	$0.6	$0.1	$0.5
Interest cost	0.6	0.1	0.5	1.6	0.1	1.4
Expected return on plan assets	—	—	—	—	—	—

Net periodic benefit cost	$0.8	$0.2	$0.5	$2.2	$0.2	$1.9

The Company expects to continue to make contributions sufficient to fund benefits paid under its pension plans. Such contributions are expected to total approximately $3.0 million in fiscal 2005.

10. Acquisition

As of June 4, 2004, the Company purchased certain assets of Nexus for $6.0 million. This purchase provides the Company with full ownership of a fixed network AMR system for the water, gas and electric utility markets. Prior to the acquisition, the Company had an exclusive distribution agreement with Nexus for the water utility market.

This transaction has been accounted for as a purchase. The unaudited condensed consolidated financial statements contained herein include Nexus’ results of operations for the period from June 4, 2004 through January 1, 2005.

The Company has completed its preliminary purchase price allocation attributable to the Nexus acquisition. The final allocation will be completed within one year of the transaction and any resulting adjustment is not expected to have a material impact on the Company’s financial position or results of operations. The preliminary purchase price allocation based on management’s estimates at the date of the acquisition is as follows (in millions):

Property, plant and equipment	$ 0.5
Goodwill	1.7
Intangible assets	4.5

Total assets acquired	6.7

Fair value of net assets acquired	$ 6.7

The preliminary allocation of the purchase price resulted in the recognition of $1.7 million of goodwill attributable to the anticipated future earnings and cash flows and transaction costs of $0.7 million related to this acquisition. The Company preliminarily allocated $4.5 million of the purchase price to intangible assets, $4.0 million of which was related to intellectual property that will be amortized over 3 years. The remaining $0.5 million of intangible assets was related to non-competition agreements that will be amortized over 7 years.

The purchase agreement also included provisions for payment of additional considerations, up to a total of $1.5 million, to be paid to Nexus based on specific performance criteria of the acquired business through June 4, 2007. Any payments made based on these criteria will adjust the Nexus purchase price and be allocated to goodwill.

11. Guarantor Subsidiaries

The following tables present condensed consolidating unaudited financial information of the Company at January 1, 2005 and the audited financial information of the Company at March 31, 2004 and the unaudited financial information of the Company for the fiscal quarter and nine months ended January 1, 2005 and for the period from Inception (December 18, 2003) through December 28, 2003, and condensed combining unaudited financial information of the Predecessor for the period from October 1, 2003 through December 17, 2003 and for the period from April 1, 2003 through December 17, 2003, for: (a) Sensus Metering Systems (Bermuda 2) Ltd. (referred to as Parent), (b) Sensus Metering Systems Inc. the issuer of the Notes (referred to as Issuer), (c) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are guaranteeing the Notes, which include all of the wholly-owned U.S. domestic subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. other than IMSofTech Inc. (“Guarantor Subsidiaries”), and (d) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are not guaranteeing the Notes, including IMSofTech (“Non-Guarantor Subsidiaries”). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors. The Notes were issued by Sensus Metering Systems Inc. in connection with the Acquisition of Invensys Metering Systems (see Note 1).

Condensed	Consolidating Balance Sheets (unaudited)
January	1, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$12.6	$10.7	$14.8	$—	$38.1
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	—	40.8	28.7	—	69.5
From affiliates	—	(48.4)	58.4	(10.0)	—	—
Other	—	—	1.4	0.5	—	1.9
Inventories, net	—	—	28.0	27.5	—	55.5
Prepayments and other current assets	0.1	0.5	1.3	3.6	—	5.5
Deferred income taxes	—	—	2.0	0.7	—	2.7

Total current assets	0.1	(35.3)	142.6	65.8	—	173.2

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant, and equipment, net	—	—	66.8	54.2	—	121.0
Intangible assets, net	—	22.2	174.1	42.5	—	238.8
Goodwill	—	—	316.9	27.6	—	344.5
Investment in subsidiaries	651.5	595.2	8.0	—	(1,254.7)	—
Long-term deferred tax asset	—	—	18.9	—	—	18.9
Other long-term assets	—	21.9	1.0	2.6	—	25.5

Total assets	$651.6	$1,037.2	$728.3	$221.8	$(1,717.0)	$921.9

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—	$22.8	$13.2	$—	$36.0
Current portion of long-term debt	—	1.0	—	0.2	—	1.2
Income taxes payable	—	(16.8)	14.2	2.6	—	—
Restructuring accruals	—	—	0.6	7.5	—	8.1
Accruals and other current liabilities	—	2.8	19.1	23.9	—	45.8

Total current liabilities	—	(13.0)	56.7	47.4	—	91.1
Notes payable to affiliates	462.3	(2.1)	0.3	1.8	(462.3)	—
Long-term debt, less current portion	—	471.0	—	29.4	—	500.4
Pensions	—	—	0.7	42.7	—	43.4
Deferred income taxes	—	—	70.1	21.0	—	91.1
Other long-term liabilities	—	—	5.3	0.7	—	6.0
Minority interests	—	—	—	0.6	—	0.6

Total liabilities	462.3	455.9	133.1	143.6	(462.3)	732.6

Stockholders’ equity	189.3	581.3	595.2	78.2	(1,254.7)	189.3

Total liabilities and stockholders’ equity	$651.6	$1,037.2	$728.3	$221.8	$(1,717.0)	$921.9

Condensed Consolidating Balance Sheets

March 31, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$12.7	$18.1	$17.7	$—	$48.5
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	—	47.4	35.1	—	82.5
From affiliates	—	1.0	(0.5)	(0.5)	—	—
Other	—	—	2.3	0.1	—	2.4
Inventories, net	—	—	24.0	22.5	—	46.5
Prepayments and other current assets	—	—	3.2	5.7	—	8.9
Deferred income taxes	—	—	1.2	—	—	1.2

Total current assets	—	13.7	95.7	80.6	—	190.0

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant, and equipment, net	—	—	65.8	50.6	—	116.4
Intangible assets, net	—	27.9	181.5	45.0	—	254.4
Goodwill	—	—	320.3	27.3	—	347.6
Investment in subsidiaries	660.3	568.9	9.4	—	(1,238.6)	—
Long-term deferred tax asset	—	—	18.0	—	—	18.0
Other long-term assets	—	21.4	1.2	2.4	—	25.0

Total assets	$660.3	$1,065.1	$691.9	$235.0	$(1,700.9)	$951.4

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—	$30.0	$13.7	$—	$43.7
Current portion of long-term debt	—	2.0	—	0.3	—	2.3
Short-term borrowings	—	—	—	2.2	—	2.2
Income taxes payable	—	—	0.6	0.1	—	0.7
Restructuring accruals	—	—	1.2	7.4	—	8.6
Accruals and other current liabilities	—	8.1	18.3	25.3	—	51.7

Total current liabilities	—	10.1	50.1	49.0	—	109.2

Notes payable to affiliates	462.3	2.7	(3.8)	1.1	(462.3)	—
Long-term debt, less current portion	—	472.5	—	29.6	—	502.1
Pensions	—	—	0.4	37.2	—	37.6
Deferred income taxes	—	—	70.8	21.1	—	91.9
Other long-term liabilities	—	—	5.5	0.7	—	6.2
Minority interests	—	—	—	6.4	—	6.4

Total liabilities	462.3	485.3	123.0	145.1	(462.3)	753.4

Stockholders’ equity	198.0	579.8	568.9	89.9	(1,238.6)	198.0

Total liabilities and stockholders’ equity	$660.3	$1,065.1	$691.9	$235.0	$(1,700.9)	$951.4

Condensed	Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended January 1, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Net sales	$—	$—	$88.1	$37.5	$(1.3)	$124.3
Cost of sales	—	—	63.0	27.3	(1.3)	89.0

Gross profit (loss)	—	—	25.1	10.2	—	35.3

Selling, general, and administrative expenses	—	0.3	12.6	12.4	—	25.3
Restructuring costs	—	—	(0.1)	1.5	—	1.4
Amortization of intangible assets	—	1.8	2.7	0.9	—	5.4
Other operating (income) expense, net	—	(0.2)	0.4	0.3	—	0.5

Operating (loss) income	—	(1.9)	9.5	(4.9)	—	2.7

Non-operating (expense) income:
Interest (expense) income:
From/to third parties	(0.1)	(9.2)	0.3	(0.7)	—	(9.7)
Equity in earnings (loss) of subsidiaries	(8.0)	7.3	0.7	—	—	—
Other (expense) income, net	—	—	(0.1)	1.4	—	1.3

(Loss) income for continuing operations before income taxes	(8.1)	(3.8)	10.4	(4.2)	—	(5.7)

Provision (benefit) for income taxes	—	(4.6)	3.1	3.9	—	2.4

(Loss) income for continuing operations after income taxes	(8.1)	0.8	7.3	(8.1)	—	(8.1)

Minority interest	—	—	—	—	—	—

Net (loss) income	$(8.1)	$0.8	$7.3	$(8.1)	$—	$(8.1)

Condensed	Consolidating Statements of Operations (unaudited)
Nine	months Ended January 1, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Net sales	$—	$—	$288.2	$122.8	$(4.1)	$406.9
Cost of sales	—	—	199.3	92.1	(4.1)	287.3

Gross profit (loss)	—	—	88.9	30.7	—	119.6

Selling, general, and administrative expenses	—	0.5	38.2	36.0	—	74.7
Restructuring costs	—	0.3	(0.1)	5.7	—	5.9
Amortization of intangible assets	—	5.6	8.0	2.3	—	15.9
Other operating expenses, net	—	—	1.5	0.7	—	2.2

Operating income (loss)	—	(6.4)	41.3	(14.0)	—	20.9

Non-operating (expense) income:
Interest (expense) income:
From/to third parties	—	(27.2)	0.5	(1.5)	—	(28.2)
Equity in earnings (loss) of subsidiaries	(10.9)	24.0	(3.0)	—	(10.1)	—
Other income (expense), net	—	—	—	1.3	—	1.3

(Loss) income before income taxes	(10.9)	(9.6)	38.8	(14.2)	(10.1)	(6.0)

Provision (benefit) for income taxes	—	(13.7)	14.7	4.0	—	5.0

(Loss) income after income taxes	(10.9)	4.1	24.1	(18.2)	(10.1)	(11.0)

Minority interest	—	—	—	0.1	—	0.1

(Loss) income from continuing operations	(10.9)	4.1	24.1	(18.1)	(10.1)	(10.9)

(Loss) income from discontinued operations	(0.6)	(0.1)	(0.1)	(0.5)	0.7	(0.6)

Net (loss) income	$(11.5)	$4.0	$24.0	$(18.6)	$(9.4)	$(11.5)

Condensed	Consolidating Statements of Operations (unaudited)

From Inception (December 18, 2003) to December 28, 2003

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Net sales	$—	$—	$4.1	$2.5	$—	$6.6
Cost of sales	—	—	3.9	2.7	—	6.6

Gross profit (loss)	—	—	0.2	(0.2)	—	—

Selling, general, and administrative expenses	—	1.8	1.5	0.8	—	4.1
Restructuring costs	—	—	(0.1)	0.1	—	—
Amortization of intangible assets	0.2	—	0.3	—	—	0.5
Other operating expense (income), net	—	—	0.1	(0.6)	—	(0.5)

Operating income (loss)	(0.2)	(1.8)	(1.6)	(0.5)	—	(4.1)

Non-operating (expense) income:
Interest (expense) income:
From/to third parties	—	(3.4)	0.1	(0.2)	—	(3.5)
From/to affiliates	—	—	(0.1)	0.1	—	—
Equity in earnings (loss) of subsidiaries	(5.5)	(1.7)	(0.1)	—	7.3	—
Other (expense) income, net	—	—	—	(0.4)	—	(0.4)

(Loss) income before income taxes	(5.7)	(6.9)	(1.7)	(1.0)	7.3	(8.0)

Provision (benefit) for income taxes	—	(1.8)	—	(0.4)	—	(2.2)

(Loss) income after income taxes	(5.7)	(5.1)	(1.7)	(0.6)	7.3	(5.8)

Minority interest	—	—	—	0.1	—	0.1

(Loss) income from continuing operations	(5.7)	(5.1)	(1.7)	(0.5)	7.3	(5.7)

(Loss) income from discontinued operations	—	—	—	—	—	—

Net (loss) income	$(5.7)	$(5.1)	$(1.7)	$(0.5)	$7.3	$(5.7)

Condensed	Combining Statements of Operations—Predecessor (unaudited)

Period from October 1, 2003 to December 17, 2003

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	($ in millions)
Net sales	$64.8	$33.2	$(0.8)	$97.2
Cost of sales	48.6	24.8	(0.8)	72.6

Gross profit	16.2	8.4	—	24.6

Selling, general, and administrative expenses	11.8	12.2	—	24.0
Restructuring and other similar costs	—	1.4	—	1.4
Amortization of intangible assets	0.1	—	—	0.1
Other operating expense, net	—	0.3	—	0.3

Operating income (loss)	4.3	(5.5)	—	(1.2)

Non-operating income (expense):
Interest income (expense):
From/to affiliates	4.6	(3.7)	—	0.9
Equity in earnings (loss) of subsidiaries	(0.2)	—	0.2	—

Income (loss) before income taxes	8.7	(9.2)	0.2	(0.3)

Provision for income taxes	3.4	5.7	—	9.1

Income (loss) after income taxes	5.3	(14.9)	0.2	(9.4)

Minority interest	—	(0.1)	—	(0.1)

Income (loss) from continuing operations	5.3	(15.0)	0.2	(9.5)

Loss from discontinued operations	—	0.2	—	0.2

Net income (loss)	$5.3	$(14.8)	$0.2	$(9.3)

Condensed Combining Statements of Operations—Predecessor

Period from April 1, 2003 to December 17, 2003

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	($ in millions)
Net sales	$247.1	$120.8	$(3.3)	$364.6
Cost of sales	168.0	90.2	(3.3)	254.9

Gross profit	79.1	30.6	—	109.7

Selling, general, and administrative expenses	36.1	33.6	—	69.7
Restructuring and other similar costs	0.4	9.2	—	9.6
Amortization of intangible assets	0.3	—	—	0.3
Other operating income, net	—	(0.9)	—	(0.9)

Operating income (loss)	42.3	(11.3)	—	31.0

Non-operating income (expense):
Interest income (expense):
From/to third parties	(0.1)	0.1	—	—
From/to affiliates	13.6	(11.7)	—	1.9
Equity in earnings of subsidiaries	0.4	—	(0.4)	—
Other, net	—	0.1	—	0.1

Income (loss) before income taxes	56.2	(22.8)	(0.4)	33.0

Provision for income taxes	21.3	1.3	—	22.6

Income (loss) after income taxes	34.9	(24.1)	(0.4)	10.4

Minority interest	—	(0.4)	—	(0.4)

Income (loss) from continuing operations	34.9	(24.5)	(0.4)	10.0

Loss from discontinued operations	—	(0.2)	—	(0.2)

Net income (loss)	$34.9	$(24.7)	$(0.4)	$9.8

Condensed Consolidating Statements of Cash Flows (unaudited)

Nine months Ended January 1, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Operating activities
Net (loss) income	$(11.5)	$4.0	$24.0	$(18.6)	$(9.4)	$(11.5)
Non-cash adjustments	—	5.6	13.4	6.3	—	25.3
Undistributed equity in earnings (loss) of subsidiaries	11.6	(24.0)	3.0	—	9.4	—
Changes in operating assets and liabilities	(0.2)	25.6	(46.8)	13.0	—	(8.4)

Cash provided by (used in) operating activities	(0.1)	11.2	(6.4)	0.7	—	5.4

Investing activities
Expenditures for property, plant, and equipment	—	—	(10.0)	(4.6)		(14.6)
Proceeds from sale of assets	—	—	0.3	1.8		2.1
Acquisitions, net	—	7.0	(1.0)	(5.0)	—	1.0

Cash provided by (used in) investing activities	—	7.0	(10.7)	(7.8)	—	(11.5)

Financing activities
Activity with affiliates	0.1	(15.4)	9.7	5.6	—	—
Decrease in short-term borrowings	—	—	—	(2.4)	—	(2.4)
Payments of long-term debt	—	(2.9)	—	—	—	(2.9)

Net cash (used in) provided by financing activities	0.1	(18.3)	9.7	3.2	—	(5.3)

Effect of exchange rate changes on cash	—	—	—	1.0	—	1.0
Decrease in cash and cash equivalents	$—	$(0.1)	(7.4)	(2.9)	$—	$(10.4)

Cash and cash equivalents at beginning of period	$—	$12.7	$18.1	$17.7	$—	$48.5

Cash and cash equivalents at end of period	$—	$12.6	$10.7	$14.8	$—	$38.1

Condensed Consolidating Statements of Cash Flows (unaudited)

From Inception (December 18, 2003) to December 28, 2003

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	($ in millions)
Operating activities
Net income (loss)	$(5.7)	$(5.1)	$(1.7)	$(0.5)	$7.3	$(5.7)
Non-cash adjustments	—	0.2	(1.9)	0.2	—	(1.5)
Undistributed equity in earnings of subsidiaries	5.7	1.7	(0.1)	—	(7.3)	—
Changes in operating assets and liabilities	—	(4.7)	12.5	2.5	—	10.3

Cash (used in) provided by operating activities	—	(7.9)	8.8	2.2	—	3.1

Investing activities
Expenditures for property, plant, and equipment	—	—	—	(0.1)	—	(0.1)
Acquisitions, net	(657.3)	—	(1.6)	10.8	—	(648.1)

Cash (used in) provided by investing activities	(657.3)	—	(1.6)	10.7	—	(648.2)

Financing activities
Activity with affiliates	462.3	(433.2)	—	(29.1)	—	—
Proceeds from debt issuance	—	458.1	—	29.1	—	487.2
Proceeds from common stock issuance	195.0	—	—	—	—	195.0

Net cash provided by financing activities	657.3	24.9	—	—	—	682.2

Effect of exchange rate changes on cash	—	—	—	—	—	—
Increase in cash and cash equivalents	$—	$17.0	$7.2	$12.9	$—	$37.1

Cash and cash equivalents at beginning of period	$—	$—	$—	$—	$—	$—

Cash and cash equivalents at end of period	$—	$17.0	$7.2	$12.9	$—	$37.1

Condensed Combining Statements of Cash Flows—Predecessor

Period from April 1, 2003 to December 17, 2003

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Combined
	($ in millions)
Operating activities
Net income (loss)	$34.9	$(24.7)	$(0.4)	$9.8
Non-cash adjustments	5.5	5.6	—	11.1
Equity in earnings of non-guarantor subsidiaries	(0.4)	—	0.4	—
Changes in operating assets and liabilities	(38.5)	(12.5)	(2.7)	(53.7)

Cash provided by (used in) operating activities	1.5	(31.6)	(2.7)	(32.8)

Investing activities
Expenditures for property, plant, and equipment	(6.1)	(2.3)	—	(8.4)

Cash used in investing activities	(6.1)	(2.3)	—	(8.4)

Financing activities
Decrease in short-term borrowings	(7.7)	(6.4)	—	(14.1)
Other financing activities	4.5	39.4	2.7	46.6

Net cash (used in) provided by financing activities	(3.2)	33.0	2.7	32.5

Effect of exchange rate changes on cash	—	0.8	—	0.8

Decrease in cash and cash equivalents	$(7.8)	$(0.1)	$—	$(7.9)

Cash and cash equivalents at beginning of period	$6.1	$11.0	$—	$17.1

Cash and cash equivalents at end of period	$(1.7)	$10.9	$—	$9.2

12. Commitments and Contingent Liabilities

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of its business involving product liability, product warranty, property damage, insurance coverage, patents, and environmental matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes these unresolved legal actions will not have a material effect on the financial position or results of operations of the Company.

The Company, as well as many other third parties, has been named as a defendant in several lawsuits filed related to illnesses from exposure to asbestos or asbestos-containing products. The complaints fail to specify which plaintiffs allegedly were involved with the Company’s products, and because the cases are in initial stages, it is uncertain whether any plaintiffs have asbestos-related illnesses or dealt with the Company’s products, much less whether any plaintiffs were exposed to an asbestos-containing component part of the Company’s product or whether such part could have been a substantial contributing factor to the alleged illness. The Company is unable to estimate the amount of its exposure, if any, related to these claims at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s net earnings or financial position. See Part II-Other Information, Item 1: Legal Proceedings.

The Company entered into contracts that contain guarantees that could require performance or payment under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At January 1, 2005, we had $4.3 million of letters of credit outstanding with expiration dates ranging from one month to twelve months.

13. Subsequent Event

The Company and Advanced Metering Data Systems, L.L.C. (“AMDS”), a wireless connectivity company, entered into a marketing and sales agreement in January 2005. The terms of the agreement grant the Company exclusive rights in the North American electric markets to market and sell the AMDS automated meter reading (AMR) systems, to manufacture electric meter modules for the iCon solid-state electricity meter, and to retrofit AMDS meter modules for currently installed electromechanical electricity meters that are linked to the AMDS AMR fixed network. The agreement also grants the Company non-exclusive rights to AMDS technology for the North America gas and water markets. The agreement expires in 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Sensus Metering Systems are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, sales, cash flow and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters, other than those of historical fact, are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various risks. These risks, some of which are discussed under the caption “Risk Factors-Risks Relating to Our Business” in our Registration Statement on Form S-4 (SEC File No. 333-113658) filed with the Securities and Exchange Commission, include our dependence on new product development and intellectual property, and our dependence on independent distributors and third-party contract manufacturers, our substantial financial leverage, debt service and other cash requirements, liquidity constraints and risks related to future growth and expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, our ability to integrate acquired companies, general economic and business conditions, competition, adverse changes in the regulatory or legislative environment in which the company operates, and other factors beyond the Company’s control. The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements for the quarter ended January 1, 2005 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2004 and related notes thereto included in our Registration Statement on Form S-4 (SEC File No. 333-113658).

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

During the fiscal quarter and nine months ended January 1, 2005, we:

•	increased sales over the comparable periods in 2003 by 20% and 10%, respectively;

•	more than doubled sales for iCon products over the comparable prior year nine-month period;

•	maintained gross margin percentages at historic levels, despite double digit price increases worldwide for key materials;

•	completed purchase accounting and goodwill adjustments related to the Acquisition;

•	continued restructuring activities in our European subsidiaries to align operations with current market conditions;

•	completed restructuring activities in South America to better align our footprint with market conditions;

•	successfully entered the Algerian water meter market through the formation of a joint venture; and

•	established a subsidiary in China to manufacture clamps and couplings.

History and the Acquisition

Although Sensus Metering Systems and its predecessors have been supplying metering and related products for over a century, our current business was created in early 1999 when BTR plc and Siebe plc merged to form Invensys plc (“Invensys”). Since that merger, and until we acquired the metering systems and certain other businesses (“Invensys Metering Systems”) from Invensys, our business was generally operated as a single product group within Invensys. During this time period, our business participated in various strategic initiatives implemented by Invensys, including customer development, services, and project management and lean supply chain programs. We acquired Invensys Metering Systems on December 17, 2003 (see Note 1). Although we plan to continue our focus on improved operating efficiency, the programs previously implemented by Invensys may be modified or terminated. As a result of such modifications or terminations and other factors, the historical results of operations of Invensys Metering Systems may not be indicative of our results of operations on a stand-alone basis.

Recent Restructuring and Cost Savings Initiatives

Sensus Metering Systems and its Predecessor have undertaken significant cost savings initiatives over the last several years to reduce their overall cost base and improve operating margins. Through January 1, 2005, we estimate that approximately 98% of our five-year restructuring and cost reduction programs have been initiated and have realized approximately $40 million of cumulative annual cost savings since the program’s initiation.

In fiscal 2005, we are continuing the implementation of these initiatives. We expect to incur additional restructuring costs of approximately $1.5 million in fiscal 2005 to conclude the ongoing initiatives, generating savings in facility costs, direct labor costs, manufacturing overhead costs and general and administrative costs resulting in estimated annual savings of $3.7 million. For the nine months ended January 1, 2005, we incurred $5.9 million of restructuring costs, primarily related to employee severance and exit activities.

Other Information About Our Business

The following table presents, as of the dates indicated, additional information about our operations and business, including discontinued operations.

	Fiscal Quarter Ended
					Combined	Predecessor
	January 1, 2005	September 30, 2004	July 3, 2004	March 31, 2004	December 28, 2003	September 30, 2003
Orders (in millions)	$138.7	$138.8	$143.2	$148.6	$119.2	$133.4
Backlog (in millions)	$53.4	$50.0	$58.3	$56.0	$67.2	$48.9
Sales (in millions)	$124.3	$144.1	$140.7	$159.4	$103.8	$142.4
Employees	3,269	3,366	3,459	3,363	3,164	3,321

Results of Operations

Fiscal Quarter and Nine Months Ended January 1, 2005 Compared with Combined Fiscal Quarter and Nine Months Ended December 28, 2003

Fiscal Quarter Ended January 1, 2005 and Combined Fiscal Quarter Ended December 28, 2003

($ In Millions)	Fiscal Quarter Ended January 1, 2005%		Combined Fiscal Quarter Ended December 28, 2003%		Period from Inception (December 18, 2003) to December 28, 2003	Predecessor Period from October 1, 2003 to December 17, 2003
Net sales	$124.3	100%	$103.8	100%	$6.6	$97.2
Gross profit	35.3	28%	24.6	24%	—	24.6
Selling, general and administrative expenses	25.3	21%	28.1	27%	4.1	24.0
Restructuring costs	1.4	1%	1.4	1%	—	1.4
Amortization of intangible assets	5.4	4%	0.6	1%	0.5	0.1
Other operating expense (income), net	0.5	—	(0.2)	—	(0.5)	0.3

Operating income (loss)	2.7	2%	(5.3)	(5)%	(4.1)	(1.2)
Interest (expense) income	(9.7)	(8)%	(2.6)	(3)%	(3.5)	0.9
Other non-operating (expense) income	1.3	1%	(0.4)	—	(0.4)	—

(Loss) income before income taxes and minority interest	(5.7)	(5)%	(8.3)	(8)%	(8.0)	(0.3)
Provision (benefit) for income taxes	2.4	2%	6.9	6%	(2.2)	9.1

(Loss) income before minority interest	(8.1)	(7)%	(15.2)	(14)%	(5.8)	(9.4)
Minority interest	—	—	0.1	—	0.1	—
Income from discontinued operations	—	—	0.1	—	—	0.1

Net (loss) income	$(8.1)	(7)%	$(15.0)	(14)%	$(5.7)	$(9.3)

Nine Months Ended January 1, 2005 and Combined Nine Months Ended December 28, 2003

($ In Millions)	Nine Months Ended January 1, 2005%		Combined Nine Months Ended December 28, 2003%		Period from Inception (December 18, 2003) to December 28, 2003	Predecessor Period from April 1, 2003 to December 17, 2003
Net sales	$406.9	100%	$371.2	100%	$6.6	$364.6
Gross profit	119.6	29%	109.7	29%	—	109.7
Selling, general and administrative expenses	74.7	18%	73.8	20%	4.1	69.7
Restructuring costs	5.9	1%	9.6	3%	—	9.6
Amortization of intangible assets	15.9	4%	0.8	—	0.5	0.3
Other operating expense (income), net	2.2	1%	(1.4)	(1)%	(0.5)	(0.9)

Operating income (loss)	20.9	5%	26.9	7%	(4.1)	31.0
Interest (expense) income, net	(28.2)	(7)%	(1.6)	(1)%	(3.5)	1.9
Other non-operating income (expense)	1.3	—	(0.3)	—	(0.4)	0.1

(Loss) income before income taxes and minority interest	(6.0)	(2)%	25.0	6%	(8.0)	33.0
Provision (benefit) for income taxes	5.0	1%	20.4	5%	(2.2)	22.6

(Loss) income before minority interest	(11.0)	(3)%	4.6	1%	(5.8)	10.4
Minority interest	0.1	—	(0.2)	—	0.1	(0.3)
Loss from discontinued operations	(0.6)	—	(0.3)	—	—	(0.3)

Net (loss) income	$(11.5)	(3)%	$4.1	1%	$(5.7)	$9.8

Net Sales. Sales increased $20.5 million, or approximately 20%, from $103.8 million in the combined fiscal quarter ended December 28, 2003 to $124.3 million in the fiscal quarter ended January 1, 2005. For the nine months ended January 1, 2005, sales increased $35.7 million, or approximately 10%, to $406.9 million from $371.2 million in the combined nine months ended December 28, 2003. Sales for the fiscal quarter ended January 1, 2005 are approximately 20% lower than the fiscal quarter ended September 30, 2004 due to business seasonality related to holiday closings, and to European water meter regulatory requirements that tend to shift sales to the first half of the calendar year. Favorable currency translation, due primarily to the appreciation of the Euro against the U.S. dollar, accounted for additional sales of $4.1 million and $10.2 million for the fiscal quarter and nine months ended January 1, 2005, respectively. We continue to experience strong demand for metering systems, due to continued growth of AMR applications and strong product sales for water, gas and electric meters. North American sales of water meters for the nine months ended January 1, 2005 increased by $16.1 million, or 11%, compared to the combined nine months ended December 28, 2003, due primarily to continued buoyancy for AMR applications and products, with particular strength in large meter products. Gas meter sales in North America for the nine months ended January 1, 2005 increased by $6.5 million or 18% versus the combined nine months ended December 28, 2003. Electric meter sales continue to perform well in its first full year of operation with sales for the nine months ended January 1, 2005 more than doubling those reported for the combined nine months ended December 28, 2003. The European water meter market delivered lower sales (net of favorable currency translation) of $3.9 million, or 12%, and $9.5 million, or 9%, for the fiscal quarter and nine months ended January 1, 2005, respectively, as compared to the comparable prior year periods, due to pricing pressures and general market softness. Sales from our precision die casting products increased by $0.9 million, or 10%, compared to the prior year combined fiscal quarter, and by $3.0 million, or 11%, compared to the prior year combined nine-month fiscal period. We were able to continue to leverage new platform offerings and to pass through aluminum indexed price increases to the top five suppliers to the U.S. automotive industry, known as Tier 1 automotive suppliers, to generate increased sales. The combined fiscal quarter and nine months ended December 28, 2003, respectively, were also negatively impacted by the prior year strike at our precision die casting plant. Pipe joining and repair products sales increased by $3.6 million, or 9%, compared to the prior year combined nine months, primarily on the strength of increased production days and favorable pricing. Total company sales were favorably impacted as a result of the fiscal periods ended January 1, 2005 containing 6 working days more than the prior year period.

Our top ten customers accounted for approximately 35% of net sales during the nine months ended January 1, 2005. Approximately 12% of net sales for the nine months ended January 1, 2005 were attributed to one customer and its affiliates. No one affiliate accounted for more than 1% of net sales for the nine-month period.

We expect that net sales will be strong for the remainder of the fiscal year, with increases over the prior fiscal year due to demand for AMR systems, restructuring efforts in South America, ongoing demand for iCon electric meters, expansion of precision die casting products and favorable general economic trends.

Gross Profit. Gross profit increased by $10.7 million, or 43%, from $24.6 million for the combined fiscal quarter ended December 28, 2003 to $35.3 million for the fiscal quarter ended January 1, 2005, and increased as a percentage of sales by approximately 4 percentage points from 24% to 28% for the same periods. Gross profit increased by $9.9 million, or 9%, from $109.7 million for the combined nine months ended December 28, 2003 to $119.6 million for the nine months ended January 1, 2005, and was unchanged as a percentage of sales at 29%. The increase in gross profit was primarily the result of favorable revenues more than offsetting increased worldwide material prices. Favorable foreign exchange rates due to the appreciation of the Euro versus the dollar, increased gross profit by $0.8 million and $2.3 million for the fiscal quarter and nine months ended January 1, 2005, respectively, compared to the same combined periods in the prior year. Material cost, as a percentage of sales, increased 2.5 percentage points in the fiscal quarter ended January 1, 2005 compared to the combined prior year period, and 2.4 percentage points in the nine months ended January 1, 2005 compared to the combined prior year period.

Factors affecting gross profit as a percentage of net sales were:

•	increased prices for aluminum, altered pricing mechanisms to automotive customers and increased natural gas prices negatively affected margins on precision die casting products and gas meters, some of which are passed on to our customers;

•	increased percentage of electric meter sales, with comparatively lower gross profit margins than other products;

•	double digit price increases on key brass castings and steel components, negatively impacting water meter and pipe clamps and couplings gross margins;

•	competitive pricing environments in European meter markets;

•	softness in South American water meter markets, particularly in Brazil; and

•	offsets from favorable product mix and pricing actions within selected markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal quarter ended January 1, 2005 decreased by $2.8 million, or approximately 10%, to $25.3 million, from $28.1 million for the combined fiscal quarter ended December 28, 2003. Expenses, as a percentage of sales, decreased from 27% to 21% for the combined fiscal quarter ended December 28, 2003 and the fiscal quarter ended January 1, 2005, respectively. Selling, general and administrative expenses for the nine months ended January 1, 2005 increased by $0.9 million, or approximately 1%, to $74.7 million, from $73.8 million for the combined nine months ended December 28, 2003. Expenses, as a percentage of sales, decreased from 20% to 18% for the combined nine months ended December 28, 2003 and the nine months ended January 1, 2005, respectively. The increase in expense was due partially to foreign currency translation that resulted in an increase in foreign-based administrative costs, as expressed in US dollars, of $2.9 million for the nine months ended January 1, 2005. Cost conservation initiatives and restructuring programs partially offset the increases due to foreign currency translation. Selling, general and administrative expenses in Europe, Middle East and Africa (“EMEA”) were down $1.4 million, or 12%, from the combined fiscal quarter ended December 28, 2003 and were down $1.9 million, or 6%, for the 9 months ending January 1, 2005, excluding the impacts of foreign currency, due to prior restructuring efforts and continuous cost containment activities designed to lower base operating expenses. Selling, general and administrative expenses in South America were $0.7 million lower for the fiscal quarter ended January 1, 2005 and were $0.6 million lower for the nine months ended January 1, 2005 compared to the combined periods ended December 28, 2003 due to positive results from restructuring programs. North American and Asia Pacific selling, general and administrative expenses for the fiscal quarter and nine months ended January 1, 2005 were essentially flat versus the combined periods ended December 28, 2003, inclusive of $2.0 million of year-to-date incremental research and development expenses in North America.

Restructuring and Other Similar Costs. Restructuring costs were constant at $1.4 million for the fiscal quarter ended January 1, 2005 in comparison to the combined fiscal quarter ended December 28, 2003. Restructuring costs decreased by $3.7 million, or approximately 39%, from $9.6 million for the combined nine months ended December 28, 2003 to $5.9 million for the nine months ended January 1, 2005. The decrease for the nine-month fiscal period compared to the prior year was primarily the result of the winding down of our European restructuring activities as plans to achieve our targeted operational footprint in the region are either well underway or nearing completion. Actions to cease production at our facility in France, to rationalize our UK gas meter operation and to downsize our German manufacturing operations constitute the majority of current year activities. We expect to incur additional restructuring costs of approximately $1.5 million through March 31, 2005.

Amortization of Intangible Assets. Amortization of intangible assets increased by $4.8 million from $0.6 million for the combined fiscal quarter ended December 28, 2003 to $5.4 million for the fiscal quarter ended January 1, 2005. Amortization of intangible assets increased by $15.1 million from $0.8 million for the combined nine months ended December 28, 2003 to $15.9 million for the nine months ended January 1, 2005. Amortization expense primarily relates to the intangible assets recorded at the time of the Acquisition for non-competition agreements, customer relationships and patents (see Note 4). These intangible assets were not recorded on the balance sheet of the Predecessor. As a result, the Predecessor did not incur significant amortization expense in the combined fiscal quarter or nine months ended December 28, 2003. We expect that amortization of intangible assets will remain higher than historical levels of the Predecessor for the foreseeable future as a result of higher levels of intangible assets recorded in connection with acquisitions.

Other Operating Expense (Income). Other operating expense of $0.5 million for the fiscal quarter ended January 1, 2005 increased by $0.7 million compared to other operating income of $0.2 million for the combined fiscal quarter ended December 28, 2003. The increase in other operating expense is related to a management fee of $0.5 million. Other operating expense of $2.2 million for the nine-months ended January 1, 2005 increased by $3.6 million compared with other operating income of $1.4 million for the combined nine months ended December 28, 2003. The increase in expense is related primarily to management fee and expenses of $1.6 million for the fiscal nine months ended January 1, 2005. In addition, $0.9 million of Brazilian transactional tax gains were recognized in the combined nine months ended December 28, 2003, which did not occur in the current fiscal period. We expect that other operating expenses will remain higher than historical levels for the foreseeable future as a result of quarterly management fees.

Interest Income (Expense). Interest expense was $9.7 million for the fiscal quarter ended January 1, 2005 compared with $2.6 million for the combined fiscal quarter ended December 28, 2003. Debt incurred due to the Acquisition was only in place for a portion of the combined fiscal quarter ended December 28, 2003. Net interest expense of $28.2 million for the nine months ended January 1, 2005 increased by $26.6 million compared with $1.6 million for the combined nine months ended December 28, 2003. Prior to the Acquisition, the Predecessor had insignificant debt. The Acquisition was financed with $230.0 million in term loan financing and the issuance of $275.0 million of senior subordinated notes. The increase in interest expense is the result of the debt created to support the Acquisition. We expect that interest expense will remain higher than historical levels of the Predecessor for the foreseeable future as a result of higher levels of debt incurred in connection with the Acquisition.

Other Non-Operating Income (Expense). Other non-operating income of $1.3 million for the fiscal quarter and nine months ended January 1, 2005 increase by $1.7 million and $1.6 million compared to the combined fiscal quarter and nine months ended December 28, 2003, respectively. The increase in other non-operating income is related primarily to net foreign exchange gains on intercompany loans in Europe and South America.

Income Tax Expense. Income tax expense for the fiscal quarter ended January 1, 2005 decreased by $9.3 million, or 135%, compared with the combined fiscal quarter ended December 28, 2003 from $6.9 million to $(2.4) million. Income tax expense for the nine months ended January 1, 2005 decreased by $15.4 million, or 75%, compared with the combined nine months ended December 28, 2003 from $20.4 million to $5.0 million. The decrease is primarily the result of lower earnings before taxes due to higher interest expense. The current fiscal period effective tax rates were the result of income taxes being incurred on the taxable income of the Company’s U.S. operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

Minority Interest. Minority interest for the fiscal quarter and nine months ended January 1, 2005 and the combined fiscal quarter and nine months ended December 28, 2003 remained consistent and related to our partner’s share of earnings of our Algeria, China and India joint ventures.

Net Income (Loss). Net loss of $8.1 million for the fiscal quarter ended January 1, 2005 improved by $6.9 million, or 46%, compared with a net loss of $15.0 million for the combined quarter ended December 28, 2003. Net loss of $11.5 million for the nine months ended January 1, 2005 was reduced by $15.6 million as compared with the net income of $4.1 million for the combined nine months ended December 28, 2003 due primarily to:

•	higher interest expense incurred during the period;

•	greater amortization of intangible assets related to acquisitions;

•	losses from discontinued operations;

•	our inability to record an income tax benefit on foreign net operating loss carry-forwards in certain jurisdictions; and

•	management and one-time fees associated with the Acquisition.

EBITDA. EBITDA increased by $14.3 million from $(0.6) million in the combined fiscal quarter ended December 28, 2003 to $13.7 million in the fiscal quarter ended January 1, 2005. EBITDA increased by $12.2 million, or approximately 31%, from $39.1 million in the combined nine months ended December 28, 2003 to $51.3 million in the nine months ended January 1, 2005. The increase in EBITDA during the period is generally attributable to the following factors:

•	increased sales and the resulting increased gross profit;

•	decreased selling and administrative expenses, as a percentage of sales, due to cost containment actions and the result of restructuring activities;

•	reduced restructuring activities and expenses; and

•	favorable foreign currency translations due primarily to appreciation of the Euro.

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

The following tables set forth a quantitative reconciliation of the differences between EBITDA and net income (loss) calculated in accordance with generally accepted accounting principles for the fiscal quarter and nine months ended January 1, 2005 and for the combined fiscal quarter and combined nine months ended December 28, 2003:

Historical EBITDA Reconciliation for Fiscal Quarter Ended January 1, 2005 and Combined Fiscal

Quarter Ended December 28, 2003

				Predecessor
	Fiscal Quarter Ended January 1, 2005	Combined Fiscal Quarter Ended December 28, 2003	Period from Inception (December 18, 2003) to December 28, 2003	Period from October 1, 2003 to December 17, 2003
Net loss	$(8.1)	$(15.0)	$(5.7)	$(9.3)
Depreciation and amortization	9.7	4.9	0.6	4.3
Interest expense (income), net	9.7	2.6	3.5	(0.9)
Income tax (benefit) provision	2.4	6.9	(2.2)	9.1
Minority interest	—	0.1	0.1	—

EBITDA	13.7	(0.5)	(3.7)	3.2

(Income) loss on discontinued operations	—	(0.1)	—	(0.1)

EBITDA (excluding discontinued operations)	$13.7	$(0.6)	$(3.7)	$3.1

Historical EBITDA Reconciliation for Nine Months Ended January 1, 2005 and Combined Nine

Months Ended December 28, 2003

				Predecessor
	Nine Months Ended January 1, 2005	Combined Nine Months Ended December 28, 2003	Period from Inception (December 18, 2003) to December 28, 2003	Period from April 1, 2003 to December 17, 2003
Net (loss) income	$(11.5)	$4.1	$(5.7)	$9.8
Depreciation and amortization	28.9	12.9	0.6	12.3
Interest expense (income), net	28.2	1.6	3.5	(1.9)
Income tax provision (benefit)	5.0	20.4	(2.2)	22.6
Minority interest	0.1	(0.2)	0.1	(0.3)

EBITDA	50.7	38.8	(3.7)	42.5

Loss (income) on discontinued operations	0.6	0.3	—	0.3

EBITDA (excluding discontinued operations)	$51.3	$39.1	$(3.7)	$42.8

Liquidity and Capital Resources

During the fiscal quarter and nine months ended January 1, 2005, we funded our operating and capital requirements through a combination of cash flows from operating activities and cash on hand. Going forward, operating and capital requirements will be funded from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow provided by (used in) operating activities for the nine months ended January 1, 2005 and the combined nine months ended December 28, 2003 was $5.4 million and $(29.7) million, respectively. The $35.1 million increase in net cash provided by operating activities for the nine months ended January 1, 2005 as compared to the combined nine months ended December 28, 2003 was generated primarily by improved accounts receivable collections, reduction in cash flow associated with other assets and reduced income taxes.

Working capital as a percentage of net sales decreased to 14% for the nine months ended January 1, 2005 as compared with 16% for the combined nine months ended December 28, 2003. This decrease was primarily due to an increase in accrued interest expense.

Historically, cash used for investing activities has been used primarily for capital expenditures, business acquisitions and other investments, offset by proceeds from the disposition of property, plant and equipment and business units. Capital expenditures were $14.6 million and $8.5 million for the nine months ended January 1, 2005 and the combined nine months ended December 28. 2003, respectively. Capital expenditure requirements are comprised of equipment, molds and tooling for replacement and expenditures for cost reduction, maintenance, safety and expansion. For the full fiscal year 2005, we expect to make capital expenditures of approximately $21.0 million reflecting a shift from maintenance level capital expenditures of Invensys to a more growth-focused capital expenditure program. The Company acquired certain assets of Nexus for cash payments of $6.0 million, including cash payments of $1.0 million made in the fiscal quarter ended January 1, 2005. Cash flow from investing activities also increased due to a net cash receipt of $7.0 million and corresponding reduction to the purchase price related to the final purchase price adjustment for the Acquisition from Invensys (see Note 1) and, due to cash receipts of $2.1 million for the sale of business units and selected assets.

Cash expenditures for restructuring for the nine months ended January 1, 2005 and the combined nine months ended December 28, 2003 amounted to $7.3 million and $10.1 million, respectively. As of January 1, 2005, we had $8.1 million of restructuring accruals reflected on our balance sheet. Additional restructuring costs of approximately $1.5 million are expected to be incurred in fiscal 2005 as the current restructuring programs near completion.

Historically, cash provided by or used in financing activities represented payments to or funding from Invensys, and changes in indebtedness to third parties. As a result of the Acquisition, we incurred substantial third-party indebtedness. Our senior credit facilities provide for senior secured financing of $296.6 million, consisting of (a) two term loan facilities in an aggregate amount of $226.6 million, including a $197.0 million U.S. term loan facility and a $29.6 million European term loan facility and, (b) two revolving credit facilities in an aggregate amount of $70.0 million, under one of which $40.0 million is available to Sensus in the form of U.S. dollar-denominated loans and under the other of which $30.0 million is available in the form of U.S. dollar-denominated loans, or in the form of Euro- or UK sterling-denominated loans. The term loan facilities will mature on December 17, 2010. Borrowing costs under the term loan facility are based on variable rates tied to the London Interbank Offered Rate (“LIBOR”) plus a specified margin, or the greater of the Prime Rate and the Federal Funds Effective Rate (“Alternative Base Rate”) plus a margin. Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit. Amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities, which will be six years after the closing date.

As of January 1, 2005, we had approximately $501.6 million of total indebtedness outstanding, consisting of $275.0 million in aggregate principal amount of the Notes, $197.0 million under the U.S. term loan facility and $29.6 million under the European term loan facility. Interest accrues on the Notes at the rate of 8 5/8% per annum, payable semi-annually on June 15 and December 15 until the Notes mature on December 15, 2013. Interest expense, including amortization of deferred financing costs, was approximately $9.7 million and $28.2 million for the fiscal quarter and nine months ended January 1, 2005, respectively. There are no payments due or scheduled on the term loan facilities until September 2005. As a result of an amendment to the Credit Agreement in October 2004, the interest rate margin was reduced by 50 basis points for both LIBOR and Alternate Base Rate borrowings. There were no borrowings outstanding under the revolving credit facility at January 1, 2005; however, $4.3 million of the facility was utilized in connection with outstanding letters of credit. We are in compliance with all credit facility covenants at January 1, 2005.

We believe that cash on hand and cash flow we expect from operations, together with available borrowings under the revolving credit facilities constituting part of our senior secured credit facilities, will provide sufficient funds to enable us to fund our planned capital expenditures, make scheduled principal and interest payments and meet our other cash requirements for the foreseeable future.

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

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income. As of January 1, 2005, assets of foreign subsidiaries constituted approximately 20% of total assets. Foreign currency exchange rate exposure is most significant with respect to the Euro. For the fiscal quarter and nine months ended January 1, 2005, net sales were positively impacted by the appreciation of foreign currencies, primarily the Euro, versus the U.S. dollar by approximately $4.1 million and $10.2 million, respectively. Similarly, for the combined fiscal quarter and nine months ended December 28, 2003, net sales were positively impacted by the appreciation of foreign currencies, primarily the Euro, versus the U.S. dollar by approximately $6.8 million and $20.8 million, respectively.

Currency transaction exposure. Currency transaction exposure arises where a business or company makes actual sales and/or purchases in a currency other than its own functional currency. The majority of our businesses source raw materials and sell their products within their local markets in their functional currencies and therefore have limited transaction exposure.

Interest rate risk. Historically, the business of our predecessor was exposed to market risk relating to changes in interest rates relating to intercompany funding receivable and payable balances with its other affiliates, which carried variable interest rates. Subsequent to the Acquisition, we have a significant amount of debt, with a large portion being at variable rates. Total debt as of January 1, 2005 was $501.6 million, of which approximately $226.6 million bears interest at variable rates. As of January 1, 2005, the weighted average interest rate on our variable-rate term debt was 4.4%. Variable-rate borrowings under the senior credit facilities are, at our option, at the adjusted LIBOR plus 2.50% or the alternative base rate plus 1.50%. Holding all other variables constant, an increase in the interest rate of 1.0% on variable rate debt would increase annual interest cost by $2.3 million. We have not sought to hedge exposure to variable interest rates.

Item 4. Controls and Procedures

We have assigned a high priority to the short-term and long-term improvement or enhancement of our internal controls over financial reporting. The process began in the first quarter of fiscal 2005 with the development of replacement services and systems that are key for financial functions at our headquarters resulting from the separation from Invensys plc.

During the fiscal quarter ended January 1, 2005, we have implemented internal control improvements over our accounting and financial reporting processes. The internal control changes implemented during the third fiscal quarter are:

•	Developing and implementing standardized account reconciliation and analysis procedures;

•	Developing an authorization policy and procedure; and

•	Evaluating the information systems utilized to report and consolidate financial information.

We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an on-going basis and will take further action and implement improvements, as necessary. In addition to the foregoing actions, we have begun the process of:

•	Developing an accounting policies and procedures system;

•	Planning and staffing for activities in support of Sarbanes-Oxley Section 404 compliance; and

•	Developing formal standards of conduct.

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II—OTHER INFORMATION

ITEM 1: Legal Proceedings

Smith-Blair, Inc., our subsidiary, was named a defendant in an action filed in the Supreme Court of New York County, New York on December 5, 2001 (James Trodden v. Consolidated Edison of New York, Felix Industries and Smith-Blair, Inc.) whereby the plaintiff seeks $10 million in damages for alleged personal injuries arising from an underground gas explosion of a pipeline that included one of our products. As of January 1, 2005, the case remains subject to a stay resulting from the bankruptcy of a co-defendant. Pursuant to the terms of the stock purchase agreement for the acquisition of Invensys Metering Systems, we are entitled to full indemnification from the sellers for this lawsuit.

Our subsidiary, Sensus Metering Systems-North America Inc., along with as many as 200 or more other companies, is a defendant in several lawsuits filed in various state courts in Mississippi by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Because the cases are in initial stages, it is uncertain whether any plaintiffs have dealt with any of the subsidiary’s products, were exposed to an asbestos-containing component part of a product of the subsidiary or whether such part could have been a contributing factor to the alleged illness. Four such proceedings have been dismissed to date. There have been no other settlements, verdicts, judgments, or dismissals of these claims. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys pursuant to the stock purchase agreement for the acquisition of Invensys Metering Systems, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the Acquisition.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended January 1, 2005.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

Date: February 8, 2005	By:	/S/ DANIEL W. HARNESS
Daniel W. Harness Chief Executive Officer and President

Date: February 8, 2005	By:	/S/ PETER MAINZ
Peter Mainz Chief Financial Officer

SENSUS METERING SYSTEMS INC.

Date: February 8, 2005	By:	/S/ DANIEL W. HARNESS
Daniel W. Harness Chief Executive Officer and President

Date: February 8, 2005	By:	/S/ PETER MAINZ
Peter Mainz Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.