Form 10-Q
period 2005-09-30
SENSUS METERING SYSTEMS BERMUDA 2 LTD; SENSUS METERING SYSTEMS INC
filed 2005-11-01
CIK 1281226, 1281223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 1, 2005, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd. and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

Part I—Financial Information

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	September 30, 2005	March 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43.1	$54.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.5 and $1.7 at September 30, 2005 and March 31, 2005, respectively	79.0	90.4
Other	3.1	2.6
Inventories, net	55.3	49.2
Prepayments and other current assets	9.9	8.2
Deferred income taxes	5.4	5.5

Total current assets	195.8	210.8

Property, plant and equipment, net	132.5	120.2
Intangible assets, net	226.0	235.9
Goodwill	331.6	331.6
Deferred income taxes	18.2	18.0
Other long-term assets	25.3	23.7

Total assets	$929.4	$940.2

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$47.1	$52.6
Current portion of long-term debt	0.6	0.6
Short-term borrowings	4.0	—
Income taxes payable	4.1	1.2
Restructuring accruals	2.6	4.0
Accruals and other current liabilities	55.5	54.6

Total current liabilities	113.9	113.0

Long-term debt, less current portion	491.2	499.8
Pensions	36.8	38.8
Deferred income taxes	82.1	82.2
Other long-term liabilities	10.8	11.1
Minority interest	7.8	1.3

Total liabilities	742.6	746.2

STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	200.0	200.0
Accumulated deficit	(16.0)	(6.9)
Accumulated other comprehensive income	2.8	0.9

Total stockholder’s equity	186.8	194.0

Total liabilities and stockholder’s equity	$929.4	$940.2

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended September 30, 2005	Fiscal Quarter Ended September 30, 2004	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004
NET SALES	$142.1	$143.2	$288.9	$282.6
COST OF SALES	99.8	100.2	202.3	198.3

GROSS PROFIT	42.3	43.0	86.6	84.3

OPERATING EXPENSES:
Selling, general and administrative expenses	27.6	25.3	54.6	49.4
Restructuring costs	0.8	2.5	2.2	4.5
Amortization of intangible assets	5.6	5.5	11.3	10.5
Other operating expense, net	0.8	1.2	1.6	1.7

OPERATING INCOME FROM CONTINUING OPERATIONS	7.5	8.5	16.9	18.2

NON-OPERATING EXPENSE:

Interest expense, net	(9.9)	(9.1)	(19.0)	(18.5)
Other expense, net	(0.2)	—	(2.2)	—

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(2.6)	(0.6)	(4.3)	(0.3)

PROVISION FOR INCOME TAXES	2.0	1.8	4.4	2.6

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(4.6)	(2.4)	(8.7)	(2.9)

MINORITY INTEREST	(0.3)	0.2	(0.4)	0.1

LOSS FROM CONTINUING OPERATIONS	(4.9)	(2.2)	(9.1)	(2.8)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of taxes	—	(0.2)	—	(0.3)
Loss on disposition of discontinued operations, net of taxes	—	(0.3)	—	(0.3)

LOSS FROM DISCONTINUED OPERATIONS	—	(0.5)	—	(0.6)

NET LOSS	$(4.9)	$(2.7)	$(9.1)	$(3.4)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004
OPERATING ACTIVITIES:
Net loss	$(9.1)	$(3.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9.2	8.7
Amortization of intangible assets	11.3	10.5
Amortization of deferred financing costs	0.9	1.3
Deferred income taxes	—	(0.8)
Net loss (gain) on sale of assets	0.1	(0.1)
Loss on foreign currency remeasurement	2.1	—
Minority interest	0.4	(0.1)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	10.4	(3.6)
Inventories	(5.2)	(2.6)
Accounts payable, accruals and other current liabilities	(5.9)	3.8
Other current assets	(0.3)	2.4
Other long-term assets	(3.0)	(1.7)
Other long-term liabilities	—	(1.9)
Income taxes	3.0	(0.7)
Pensions	0.7	0.6

Net cash provided by operating activities	14.6	12.4

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(12.5)	(8.6)
Purchases of intangible assets	(1.4)	—
Business acquisitions	(10.2)	(5.0)
Proceeds from Invensys acquisition adjustment	—	5.0
Other investments	0.4	—
Proceeds from sale of assets	0.1	2.0

Net cash used in investing activities	(23.6)	(6.6)

FINANCING ACTIVITIES:
Decrease in short-term borrowings	—	(2.4)
Principal payments on debt	(8.7)	(2.9)
Proceeds from joint venture partner	6.0	—

Net cash used in financing activities	(2.7)	(5.3)
Effect of exchange rate changes on cash	(0.1)	0.1

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11.8)	0.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$54.9	$48.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43.1	$49.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid during the period for:

Interest	$18.4	$16.8

Income taxes	$1.8	$4.9

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Sensus Metering Systems (Bermuda 2) Ltd., together with its subsidiaries, referred to herein as the Company, is a leading provider of advanced metering and related communications solutions to the worldwide utility industry. The Company is a global manufacturer of water meters, gas meters, heat meters, electric meters and automatic meter reading devices. In addition, the Company produces pipe joining and repair products for water and natural gas utilities and is a supplier of precision-manufactured aluminum die-castings.

The Acquisition

The Company was formed on December 17, 2003 through the acquisition (the “Acquisition”) of the metering systems and certain other businesses of Invensys plc (“Invensys”). Prior to the Acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the Acquisition are referred to herein as “Invensys Metering Systems”. The Acquisition was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of senior subordinated notes (the “Notes”), and equity contributions from the principal investors in the Company and certain officers and directors of the Company.

Principles of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for the fair presentation of the unaudited consolidated financial statements have been included, and the unaudited consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2005 and related notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.

The accompanying consolidated financial statements present results of the Company for the fiscal quarters and six months ended September 30, 2005 and 2004. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

Reclassifications

Certain reclassifications have been made to the financial statements for the fiscal quarter and six months ended September 30, 2004 to conform to the fiscal quarter and six months ended September 30, 2005 presentation. The reclassifications had no material impact on our consolidated results of operations reported in any period presented.

Stock-Based Compensation

The restricted shares issued pursuant to the Restricted Share Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Restricted Share Plan are generally subject to restrictions on transfer rights, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for share-based payments to employees using the intrinsic value method in accordance with APB Opinion No.25, Accounting for Stock Issued to Employees (“APB 25”). No compensation expense related to the Restricted Share Plan was recognized during the fiscal quarters and six months ended September 30, 2005 and 2004.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement No. 123, Accounting for Share-Based Payment, Revised Statement (“FAS 123(R)”). FAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. FAS 123(R) requires that the compensation cost related to share-based payment transactions be recognized in the financial statements. The cost recognized in the financial statements will be based on the fair value of the equity or liability instruments issued. FAS 123(R) also offers additional guidance on measuring the fair value of share-based payment awards. Sensus Metering Systems (Bermuda 1) Ltd. maintains a Restricted Share Plan that provides for the award of restricted common shares to officers and directors of the Company. The Company will adopt FAS 123(R) in the first quarter of fiscal 2007. As permitted by FAS 123(R), the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. The Company has not assessed the impact the adoption of FAS 123(R) may have on its results of operations, or overall financial position.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

2. Intangible Assets

Intangible assets consist of goodwill, tradenames, patents, non-competition agreements and customer and distributor relationships. Goodwill at September 30, 2005 represents the excess of the purchase price paid by the Company for Invensys Metering Systems and NexusData, Inc. (“Nexus”) over the fair value of the respective net assets acquired. The purchase price allocation for Invensys Metering Systems and Nexus resulted in $331.6 million of goodwill being recorded. The goodwill can be attributed to the value placed on the Company being an industry leader with market-leading positions in the North American water metering market and the North American clamps and couplings market, and anticipated future earnings and related cash flows of the acquired businesses.

Intangible assets are summarized as follows (in millions):

	September 30, 2005		March 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$331.6	$—	$331.6	$—
Tradenames (indefinite lived)	27.3	—	27.3	—

	358.9	—	358.9	—
Intangible assets subject to amortization:
Distributor and marketing relationships	191.7	(20.3)	190.3	(14.3)
Non-competition agreements	30.5	(13.5)	30.5	(9.7)
Patents	15.1	(4.8)	15.2	(3.4)

	237.3	(38.6)	236.0	(27.4)

Total intangible assets	$596.2	$(38.6)	$594.9	$(27.4)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

Inventories consisted of the following (in millions):

	September 30, 2005	March 31, 2005
Raw materials, parts and supplies	$31.7	$28.3
Work in process	12.9	12.4
Finished goods	12.5	10.9

Allowance for shrink and obsolescence	(1.8)	(2.4)

Inventories, net	$55.3	$49.2

4. Financial Instruments

We use derivative instruments, such as forward contracts, to manage our exposure to market risks such as foreign exchange risks. We record derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value. Corresponding gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income and expense in our consolidated statements of operations.

As of September 30, 2005, we had various foreign currency forward and option contracts outstanding to purchase approximately $36.0 million net U.S. dollars by selling approximately a) €20.1 million net, b) £1.2 million, c) CAD 1.4 million, and d) SKK 253.6 million with expiration dates ranging from October 28, 2005 through June 30, 2006. These contracts are arranged to manage the exposure to foreign currency risks related to certain intercompany receivable and payable balances and third-party receivables denominated in those currencies. The Company recorded a $0.1 million net loss and a $0.1 million net gain on the forward contracts for the fiscal quarter and six months ended September 30, 2005, respectively, which includes a $0.2 million realized loss in each of those periods upon settlement of certain contracts.

5. Restructuring Costs

The following table reflects activity of the Company for the fiscal quarters and six months ended September 30, 2005 and September 30, 2004, associated with costs related to the Company’s restructuring initiatives (in millions):

	Fiscal Quarter Ended September 30, 2005	Fiscal Quarter Ended September 30, 2004	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004
Severance and other related costs:
Related to headcount reduction initiatives	$0.8	$2.1	$2.2	$4.1
Related to outsourcing	—	0.1	—	0.1
Related to plant closures and consolidation	—	0.3	—	0.3

Restructuring costs charged to operations	$0.8	$2.5	$2.2	$4.5

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal quarter and six months ended September 30, 2005, the Company incurred $0.8 million and $2.2 million, respectively, of restructuring costs related to ongoing activities to rationalize its water meter product lines in Europe and to relocate selected North America pipe joining manufacturing lines. These activities affect both direct and indirect personnel and will result in a net headcount reduction of 14 employees primarily in the Company’s German water meter production facility. The Company anticipates that the majority of these initiatives will be completed by March 31, 2006. However, certain of the cash payments associated with these initiatives will carry over into the next fiscal year.

The charge for restructuring costs was comprised of the following (in millions):

	Fiscal Quarter Ended September 30, 2005	Fiscal Quarter Ended September 30, 2004	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004
Employee severance and exit costs accrued	$0.5	$2.5	$1.4	$4.5
Expensed as incurred	0.3	—	0.8	—

Total	$0.8	$2.5	$2.2	$4.5

Restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended September 30, 2005	Fiscal Quarter Ended September 30, 2004	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004
Balance at beginning of period	$5.9	$8.9	$7.0	$8.6
Cash payments	(1.0)	(3.0)	(2.5)	(4.7)
Accrue for new committed/announced programs…	0.5	2.5	1.4	4.5
Effect of foreign currency translation	—	0.1	(0.5)	0.1

Balance at end of period	$5.4	$8.5	$5.4	$8.5

Current portion	$2.6	$8.5	$2.6	$8.5
Non-current portion	2.8	—	2.8	—

Total	$5.4	$8.5	$5.4	$8.5

The current portion of the restructuring accrual is reflected within current liabilities, and the non-current portion is reflected in other long-term liabilities on the Company’s consolidated balance sheets.

6. Comprehensive Loss

Comprehensive loss consisted of the following (in millions):

	Fiscal Quarter Ended September 30, 2005	Fiscal Quarter Ended September 30, 2004	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004
Net loss	$(4.9)	$(2.7)	$(9.1)	$(3.4)
Other comprehensive income:
Foreign currency translation adjustment	1.3	0.5	1.9	0.3

Comprehensive loss	$(3.6)	$(2.2)	$(7.2)	$(3.1)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Warranty Obligations

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Warranty reserves are reflected within accruals and other current liabilities and other long-term liabilities in the accompanying consolidated financial statements.

The following represents a reconciliation of the changes in product warranty reserves for the periods presented (in millions):

	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004
Balance at beginning of year	$7.8	$8.6
Warranties issued	1.9	1.5
Settlements made	(1.9)	(3.1)

Balance at end of period	$7.8	$7.0

Current portion	4.1	2.9
Non-current portion	3.7	4.1

Total	$7.8	$7.0

8. Income Taxes

The current fiscal period effective tax rates were the result of income taxes being incurred on the taxable income of the Company’s global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

9. Acquisition

The Company formed a joint venture in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. (“Runlin”). The purpose of the joint venture is to secure low-cost manufacturing capability in China, as well as pursue precision die casting product opportunities on a global basis. The joint venture is called Sensus—Rongtai Precision Die Casting (Yangzhou) Co., Ltd. (“PDC Rongtai”) and is headquartered in Jiangdu, China. The joint venture was capitalized with $9.0 million of cash from the Company and $6.0 million of cash from Runlin. The capital was used to purchase certain operating assets of Yangzhou Rongtai Industrial Development Co., Ltd. (“Rongtai”), a leading producer of aluminum die-casting parts for Chinese automotive and motorcycle manufacturers. The initial purchase price for the net assets acquired of Rongtai was $11.7 million, consisting of $10.2 million paid on July 27, 2005 and approximately $1.5 million to be paid half within 90 days of closing and the remaining half one year after closing, subject to adjustment for any indemnification claims.

This acquisition of Rongtai has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The Company owns 60% of the joint venture and fully consolidates the financial statements of PDC Rongtai. The consolidated financial statements herein include the results of operations of PDC Rongtai for the period from July 27, 2005.

The Company has completed its preliminary purchase price allocation attributable to the Rongtai acquisition. The final allocation will be completed within one year of the transaction, and any resulting adjustment is not expected to have a material impact on the Company’s financial position or results of operations.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary purchase price allocation based on management’s estimates at the date of the acquisition is as follows (in millions):

Other receivables	$2.0
Inventories	2.1
Property, plant and equipment	12.2
Accounts payable	(0.1)
Short-term debt	(4.0)
Other liabilities	(0.5)

Total net assets acquired	11.7

Fair value of net assets acquired	$11.7

10. Discontinued Operations

On September 10, 2004, the Company sold the assets of its utility billing software company, IMSofTech, Inc. (“IMSofTech”) for $1.1 million. IMSofTech was not considered by the Company to be a core component of its metering systems business strategy of providing intelligent metering systems-based solutions to the global utility markets. The sales price included (1) an initial cash payment of $850,000 received in September 2004, and (2) a subsequent cash payment of $225,000 received in March 2005.

On September 30, 2004, the Company sold its 51% interest in Measurement Solutions International LLC (“MSI”), a full service meter asset management organization based in Paulsboro, New Jersey, for $0.6 million. The sale was also effected as part of the Company’s strategy to focus on its core business within the metering systems segment. The sales price consisted of (1) $300,000 cash received in September 2004, (2) $30,000 cash received in December 2004, (3) $225,000 cash, receivable upon renewal of specific service contracts, and (4) an amount in cash equal to 2% of revenue earned by MSI on new service contracts generated by the Company through August 31, 2006. The contingent consideration will be recognized once collectibility is assured.

These dispositions were accounted for as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and accordingly, amounts in the consolidated statements of operations for the fiscal quarter and six months ended September 30, 2004 were reclassified to reflect the dispositions as discontinued operations. Neither operation had activity or results of operations in the fiscal quarter or six months ended September 30, 2005. The results of operations for the discontinued businesses are as follows (in millions):

	Fiscal Quarter Ended September 30, 2004	Six Months Ended September 30, 2004
Net sales	$0.9	$2.2
Cost of sales	0.7	1.7

Gross profit	0.2	0.5

Operating expenses:
Selling, general and administrative expenses	0.3	0.7

Operating loss from discontinued operations	(0.1)	(0.2)
Loss from discontinued operations before minority interest	(0.1)	(0.2)

Minority interest	(0.1)	(0.1)

Loss from discontinued operations	$(0.2)	$(0.3)

Loss on disposition of discontinued operations, net of taxes of $0.3 million	$(0.3)	$(0.3)

Loss from discontinued operations	$(0.5)	$(0.6)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Retirement Benefits

The Company has defined benefit plans in Germany and the United States. The U.S. defined benefit plan consists of only unionized hourly employees. Pension benefits in Germany for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements of the laws and governmental regulations applicable in the respective country.

The following information reflects the benefit obligation, plan assets and net liability information for participants in the German retirement benefit plans (in millions):

	Fiscal Quarter Ended		Six Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Benefit obligation at beginning of period	$37.2	$36.3	$39.9	$36.2
Service cost	0.1	0.2	0.3	0.4
Interest cost	0.5	0.6	1.0	1.0
Benefits paid	(0.5)	(0.4)	(1.0)	(0.9)
Currency translation	—	0.6	(2.9)	0.6

Benefit obligation at end period	$37.3	$37.3	$37.3	$37.3

Net periodic benefit cost	$0.6	$0.8	$1.3	$1.4

Net liability on balance sheet consists of:
Current pension liability	$1.9	$—	$1.9	$—
Long-term pension liability	35.4	37.3	35.4	37.3

Net liability on balance sheet	$37.3	$37.3	$37.3	$37.3

The accumulated benefit obligation for the U.S. retirement benefit plan was $1.4 million and $0.6 million at September 30, 2005 and 2004, respectively. The U.S. net periodic benefit cost was $0.4 million and $0.2 million for the fiscal quarters ended September 30, 2005 and 2004, respectively, and $0.6 million and $0.4 million for the six months ended September 30, 2005 and 2004, respectively.

The Company expects to continue to make contributions sufficient to fund benefits paid under its pension plans. Such contributions are expected to total approximately $2.9 million in fiscal 2006, of which $1.9 million has been paid through September 30, 2005.

12. Guarantor Subsidiaries

The following tables present condensed consolidating unaudited financial information of the Company at September 30, 2005 and the audited financial information of the Company at March 31, 2005 and the unaudited financial information of the Company for the fiscal quarters and six months ended September 30, 2005 and September 30, 2004, for: (a) Sensus Metering Systems (Bermuda 2) Ltd. (referred to as Parent), (b) Sensus Metering Systems Inc., the issuer of the Notes (referred to as Issuer), (c) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are guaranteeing the Notes, which include all of the wholly-owned U.S. domestic subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. (“Guarantor Subsidiaries”), and (d) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are not guaranteeing the Notes (“Non-Guarantor Subsidiaries”). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (unaudited)

September 30, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$26.5	$16.6	$—	$43.1
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	—	46.5	32.5	—	79.0
From affiliates	(1.7)	(64.0)	82.7	(17.0)	—	—
Other	—	(0.2)	0.7	2.6	—	3.1
Inventories, net	—	—	28.9	26.4	—	55.3
Prepayments and other current assets	—	0.2	5.8	3.9	—	9.9
Deferred income taxes	—	—	4.9	0.5	—	5.4

Total current assets	(1.7)	(64.0)	196.0	65.5	—	195.8

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	—	70.2	62.3	—	132.5
Intangible assets, net	—	16.6	169.1	40.3	—	226.0
Goodwill	—	—	300.7	30.9	—	331.6
Investment in subsidiaries	650.8	620.7	8.3	—	(1,279.8)	—
Deferred income taxes	—	—	16.7	1.5	—	18.2
Other long-term assets	—	20.0	3.2	2.1	—	25.3

Total assets	$649.1	$1,026.5	$764.2	$231.7	$(1,742.1)	$929.4

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—	$31.8	$15.3	$—	$47.1
Current portion of long-term debt	—	0.5	—	0.1	—	0.6
Short-term borrowings	—	—	—	4.0	—	4.0
Income taxes payable	—	(19.8)	23.5	0.4	—	4.1
Restructuring accruals	—	—	0.3	2.3	—	2.6
Accruals and other current liabilities	—	8.9	19.9	26.7	—	55.5

Total current liabilities	—	(10.4)	75.5	48.8	—	113.9

Notes payable to affiliates	462.3	(1.5)	—	1.5	(462.3)	—
Long-term debt, less current portion	—	462.0	—	29.2	—	491.2
Pensions	—	—	1.4	35.4	—	36.8
Deferred income taxes	—	—	60.0	22.1	—	82.1
Other long-term liabilities	—	—	6.6	4.2	—	10.8
Minority interest	—	—	—	7.8	—	7.8

Total liabilities	462.3	450.1	143.5	149.0	(462.3)	742.6

Stockholders’ equity	186.8	576.4	620.7	82.7	(1,279.8)	186.8

Total liabilities and stockholders’ equity	$649.1	$1,026.5	$764.2	$231.7	$(1,742.1)	$929.4

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$39.1	$15.8	$—	$54.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	—	50.7	39.7	—	90.4
From affiliates	—	(38.4)	44.5	(6.1)	—	—
Other	—	—	1.3	1.3	—	2.6
Inventories, net	—	—	27.1	22.1	—	49.2
Prepayments and other current assets	—	0.4	4.9	2.9	—	8.2
Deferred income taxes	—	—	4.9	0.6	—	5.5

Total current assets	—	(38.0)	172.5	76.3	—	210.8

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	—	66.9	53.3	—	120.2
Intangible assets, net	—	20.4	173.6	41.9	—	235.9
Goodwill	—	—	300.7	30.9	—	331.6
Investment in subsidiaries	656.3	596.4	6.5	—	(1,259.2)	—
Deferred income taxes	—	—	16.8	1.2	—	18.0
Other long-term assets	—	21.0	1.0	1.7	—	23.7

Total assets	$656.3	$1,033.0	$738.0	$234.4	$(1,721.5)	$940.2

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—	$32.2	$20.4	$—	$52.6
Current portion of long-term debt	—	0.5	—	0.1	—	0.6
Income taxes payable	—	(21.5)	22.6	0.1	—	1.2
Restructuring accruals	—	—	0.5	3.5	—	4.0
Accruals and other current liabilities	—	8.9	19.2	26.5	—	54.6

Total current liabilities	—	(12.1)	74.5	50.6	—	113.0

Notes payable to affiliates	462.3	(0.8)	(0.5)	1.3	(462.3)	—
Long-term debt, less current portion	—	470.5	—	29.3	—	499.8
Pensions	—	—	0.8	38.0	—	38.8
Deferred income taxes	—	—	60.0	22.2	—	82.2
Other long-term liabilities	—	—	6.8	4.3	—	11.1
Minority interest	—	—	—	1.3	—	1.3

Total liabilities	462.3	457.6	141.6	147.0	(462.3)	746.2

Stockholders’ equity	194.0	575.4	596.4	87.4	(1,259.2)	194.0

Total liabilities and stockholders’ equity	$656.3	$1,033.0	$738.0	$234.4	$(1,721.5)	$940.2

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended September 30, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$98.8	$45.2	$(1.9)	$142.1
Cost of sales	—	—	68.4	33.3	(1.9)	99.8

Gross profit	—	—	30.4	11.9	—	42.3

Selling, general and administrative expenses	—	—	14.8	12.8	—	27.6
Restructuring costs	—	—	0.1	0.7	—	0.8
Amortization of intangible assets	—	2.0	2.9	0.7	—	5.6
Other operating expense, net	—	—	0.8	—	—	0.8

Operating (loss) income	—	(2.0)	11.8	(2.3)	—	7.5

Non-operating (expense) income:
Interest (expense) income, net	—	(9.8)	0.7	(0.8)	—	(9.9)
Equity in (loss) earnings of subsidiaries	(4.9)	11.6	0.8	—	(7.5)	—
Other (expense) income, net	—	—	(0.3)	0.1	—	(0.2)

(Loss) income before income taxes and minority interest	(4.9)	(0.2)	13.0	(3.0)	(7.5)	(2.6)

Provision for income taxes	—	0.2	1.4	0.4	—	2.0

(Loss) income before minority interest	(4.9)	(0.4)	11.6	(3.4)	(7.5)	(4.6)

Minority interest	—	—	—	(0.3)	—	(0.3)

Net (loss) income	$(4.9)	$(0.4)	$11.6	$(3.7)	$(7.5)	$(4.9)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Six Months Ended September 30, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$201.3	$91.1	$(3.5)	$288.9
Cost of sales	—	—	139.5	66.3	(3.5)	202.3

Gross profit	—	—	61.8	24.8	—	86.6

Selling, general and administrative expenses	—	0.1	28.8	25.7	—	54.6
Restructuring costs	—	—	0.4	1.8	—	2.2
Amortization of intangible assets	—	3.8	6.0	1.5	—	11.3
Other operating expense, net	—	—	1.6	—	—	1.6

Operating (loss) income	—	(3.9)	25.0	(4.2)	—	16.9

Non-operating (expense) income:
Interest (expense) income, net	—	(18.7)	1.2	(1.5)	—	(19.0)
Equity in (loss) earnings of subsidiaries	(9.1)	24.2	1.1	—	(16.2)	—
Other expense, net	—	—	(0.2)	(2.0)	—	(2.2)

(Loss) income before income taxes and minority interest	(9.1)	1.6	27.1	(7.7)	(16.2)	(4.3)

Provision for income taxes	—	0.5	3.2	0.7	—	4.4

(Loss) income before minority interest	(9.1)	1.1	23.9	(8.4)	(16.2)	(8.7)

Minority interest	—	—	—	(0.4)	—	(0.4)

Net (loss) income	$(9.1)	$1.1	$23.9	$(8.8)	$(16.2)	$(9.1)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended September 30, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$101.9	$42.7	$(1.4)	$143.2
Cost of sales	—	—	69.1	32.5	(1.4)	100.2

Gross profit	—	—	32.8	10.2	—	43.0

Selling, general and administrative expenses	—	0.2	13.3	11.8	—	25.3
Restructuring costs	—	(0.1)	—	2.6	—	2.5
Amortization of intangible assets	—	1.9	2.7	0.9	—	5.5
Other operating expense, net	—	0.2	0.6	0.4	—	1.2

Operating (loss) income from continuing operations	—	(2.2)	16.2	(5.5)	—	8.5

Non-operating (expense) income:
Interest (expense) income, net	—	(8.9)	0.2	(0.4)	—	(9.1)
Equity in (loss) earnings of subsidiaries	(2.2)	6.5	(3.6)	—	(0.7)	—
Other income (expense), net	—	—	0.1	(0.1)	—	—

(Loss) income from continuing operations before income taxes and minority interest	(2.2)	(4.6)	12.9	(6.0)	(0.7)	(0.6)

(Benefit) provision for income taxes	—	(4.5)	6.4	(0.1)	—	1.8

(Loss) income from continuing operations before minority interest	(2.2)	(0.1)	6.5	(5.9)	(0.7)	(2.4)

Minority interest	—	—	—	0.2	—	0.2

(Loss) income from continuing operations	(2.2)	(0.1)	6.5	(5.7)	(0.7)	(2.2)

(Loss) income from discontinued operations	(0.5)	(0.1)	(0.1)	(0.4)	0.6	(0.5)

Net (loss) income	$(2.7)	$(0.2)	$6.4	$(6.1)	$(0.1)	$(2.7)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Six Months Ended September 30, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$200.1	$85.3	$(2.8)	$282.6
Cost of sales	—	—	136.3	64.8	(2.8)	198.3

Gross profit	—	—	63.8	20.5	—	84.3

Selling, general and administrative expenses	—	0.2	25.6	23.6	—	49.4
Restructuring costs	—	0.3	—	4.2	—	4.5
Amortization of intangible assets	—	3.8	5.3	1.4	—	10.5
Other operating expense, net	—	0.2	1.1	0.4	—	1.7

Operating (loss) income from continuing operations	—	(4.5)	31.8	(9.1)	—	18.2

Non-operating (expense) income:
Interest (expense) income, net	—	(17.9)	0.2	(0.8)	—	(18.5)
Equity in (loss) earnings of subsidiaries	(2.8)	16.8	(3.7)	—	(10.3)	—
Other income (expense), net	—	—	0.1	(0.1)	—	—

(Loss) income from continuing operations before income taxes and minority interest	(2.8)	(5.6)	28.4	(10.0)	(10.3)	(0.3)

(Benefit) provision for income taxes	—	(9.1)	11.6	0.1	—	2.6

(Loss) income from continuing operations before minority interest	(2.8)	3.5	16.8	(10.1)	(10.3)	(2.9)

Minority interest	—	—	—	0.1	—	0.1

(Loss) income from continuing operations	(2.8)	3.5	16.8	(10.0)	(10.3)	(2.8)

(Loss) income from discontinued operations	(0.6)	(0.1)	(0.1)	(0.5)	0.7	(0.6)

Net (loss) income	$(3.4)	$3.4	$16.7	$(10.5)	$(9.6)	$(3.4)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Six Months Ended September 30, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(9.1)	$1.1	$23.9	$(8.8)	$(16.2)	$(9.1)
Non-cash adjustments	—	4.6	11.8	7.6	—	24.0
Undistributed equity in loss (earnings) of subsidiaries	9.1	(24.2)	(1.1)	—	16.2	—
Changes in operating assets and liabilities	—	27.0	(36.7)	9.4	—	(0.3)

Cash provided by (used in) operating activities	—	8.5	(2.1)	8.2	—	14.6

Investing activities
Expenditures for property, plant and equipment and intangibles	—	—	(10.5)	(3.4)	—	(13.9)
Acquisitions, net	—	—	—	(10.2)	—	(10.2)
Other investments	—	—	—	0.5	—	0.5

Cash used in investing activities	—	—	(10.5)	(13.1)	—	(23.6)

Financing activities
Principal payments on debt		(8.5)		(0.2)		(8.7)
Proceeds from joint venture partner	—	—	—	6.0	—	6.0

Net cash (used in) provided by financing activities	—	(8.5)	—	5.8	—	(2.7)

Effect of exchange rate changes on cash	—	—	—	(0.1)	—	(0.1)
(Decrease) increase in cash and cash equivalents	$—	$—	$(12.6)	$0.8	$—	$(11.8)

Cash and cash equivalents at beginning of year	$—	$—	$39.1	$15.8	$—	$54.9

Cash and cash equivalents at end of period	$—	$—	$26.5	$16.6	$—	$43.1

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Six Months Ended September 30, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(3.4)	$3.4	$16.7	$(10.5)	$(9.6)	$(3.4)
Non-cash adjustments	—	5.1	10.0	4.4	—	19.5
Undistributed equity in loss (earnings) of subsidiaries	3.4	(16.7)	3.7	—	9.6	—
Changes in operating assets and liabilities	—	14.8	(22.5)	4.0	—	(3.7)

Cash provided by (used in) operating activities	—	6.6	7.9	(2.1)	—	12.4

Investing activities
Expenditures for property, plant and equipment	—	—	(6.4)	(2.2)	—	(8.6)
Acquisitions, net	—	5.0	—	(5.0)	—	—
Proceeds from sale of assets	—	—	0.3	1.7	—	2.0

Cash provided by (used in) investing activities	—	5.0	(6.1)	(5.5)	—	(6.6)

Financing activities
Activity with affiliates	—	(8.9)	3.5	5.4	—	—
Decrease in short-term borrowings	—	—	—	(2.4)	—	(2.4)
Principal payments on debt	—	(2.9)	—	—	—	(2.9)

Net cash (used in) provided by financing activities	—	(11.8)	3.5	3.0	—	(5.3)

Effect of exchange rate changes on cash	—	—	—	0.1	—	0.1
(Decrease) increase in cash and cash equivalents	$—	$(0.2)	5.3	(4.5)	$—	$0.6

Cash and cash equivalents at beginning of year	$—	$12.7	$18.1	$17.7	$—	$48.5

Cash and cash equivalents at end of period	$—	$12.5	$23.4	$13.2	$—	$49.1

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Segment Information

Reporting Segments

The Company has two principal product groups: metering systems products and support products. Metering systems products include advanced metering and related automatic meter reading, or AMR, communications systems and consists of four principal metering product categories: water, gas, heat and electric. Support products include pipe joining and repair products and die-casting products. The two product groups, plus corporate operations, are organized into two reporting segments: Metering and Related Communication Systems and All Other. The segment information is based on the Company’s current segment reporting structure and historical information has been conformed to the current structure.

Inter-segment sales are generally made at cost. Cost of sales is based on standard cost, which includes materials, direct labor, warranty expense, overhead allocation, as well as variances from standard costs. Operating expenses directly associated with the reporting group may include sales, marketing, product development and administrative expenses and amortization of intangible assets.

Corporate operating expenses, interest expense, amortization of deferred financing costs and management fees are not allocated to the product lines, and are incorporated in the All Other operating segment.

Reporting Segment Products

Reporting Segment	Major Products
Metering and Related Communication Systems	Commercial and residential water, gas, electric and heat meters and systems used by utilities. AMR metering systems, handheld computers and related installation and implementation support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die-castings, generally targeting the automotive industry and gas utility markets.

The following tables provide significant changes in trends or components of revenue and operating income (loss) for each segment (in millions):

	Fiscal Quarter Ended		Six Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Segment revenues
Metering and related communication systems	$116.3	$119.3	$239.8	$235.1
All other	29.1	29.9	58.2	58.5
Eliminations	(3.3)	(6.0)	(9.1)	(11.0)

Total	$142.1	$143.2	$288.9	$282.6

Operating income (loss)
Metering and related communication systems	$8.3	$7.8	$17.8	$16.6
All other	(0.8)	0.7	(0.9)	1.6

Total	$7.5	$8.5	$16.9	$18.2

Profit (loss) before income taxes and minority interest
Metering and related communication systems	$8.0	$7.4	$15.0	$15.7
All other	(10.6)	(8.0)	(19.3)	(16.0)

Total	$(2.6)	$(0.6)	$(4.3)	$(0.3)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Segments

Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties		Long-Lived Assets
	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004	September 30, 2005	March 31, 2005
North America	$201.2	$199.3	$560.1	$566.3
Europe, Middle East, Africa	79.6	77.7	107.6	112.4
South America	5.0	3.0	1.5	1.3
Asia	3.1	2.6	20.9	7.7

Total	$288.9	$282.6	$690.1	$687.7

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

14. Commitments and Contingent Liabilities

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

The Company, as well as many other third parties, has been named as a defendant in several lawsuits filed related to illnesses from exposure to asbestos or asbestos-containing products. The complaints fail to specify which plaintiffs allegedly were involved with the Company’s products, and because the cases are in initial stages, it is uncertain whether any plaintiffs have asbestos-related illnesses or dealt with the Company’s products, much less whether any plaintiffs were exposed to an asbestos-containing component part of the Company’s product or whether such part could have been a substantial contributing factor to the alleged illness. The Company is unable to estimate the amount of its exposure, if any, related to these claims at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s net earnings or financial position. See Part II-Other Information, Item 1. Legal Proceedings.

The Company entered into contracts that contain guarantees that could require performance or payment under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At September 30, 2005, we had $4.8 million of letters of credit outstanding with varying expiration dates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to us are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, sales, cash flow and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters, other than those of historical fact, are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various risks. These risks include our dependence on new product development and intellectual property, and our dependence on independent distributors and third-party contract manufacturers, automotive vehicle production levels and schedules, our substantial financial leverage, debt service and other cash requirements, liquidity constraints and risks related to future growth and expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, our ability to integrate acquired companies, general economic and business conditions, competition, adverse changes in the regulatory or legislative environment in which we operate, and other factors beyond our control.

We operate on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. References herein to a fiscal quarter refer to the three-month period ended as of that date. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter and six months ended September 30, 2005 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2005 and related notes thereto included in our Annual Report on Form 10-K filed with the SEC.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us” or “our” refers to Sensus Metering Systems (Bermuda 2) Ltd. and its consolidated subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

General

We are a leading provider of advanced metering and related communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We are the largest global manufacturer of water meters and have a substantial share of the sales of automated meter reading (“AMR”) devices to North American water utilities. Additionally, we believe that we are a leading global developer and manufacturer of gas and heat metering systems and are an emerging participant in the North American electric metering market with iCon, our solid-state electric meter. We are recognized throughout the metering industry for developing and manufacturing metering products with long-term accuracy and unique product features, as well as for providing comprehensive customer service for all of our products. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die-castings.

During the fiscal quarter and six months ended September 30, 2005, we:

•	increased sales for the six-month period by 2% over the same period in the prior year;

•	maintained gross margin percentages at historic levels;

•	continued restructuring activities to align manufacturing operations with market conditions;

•	acquired assets to expand our die-casting business into Asia/Pacific markets; and

•	accelerated payments on our long-term debt to reduce future interest expense.

History and the Acquisition

The Company was formed on December 17, 2003 through the acquisition of the metering systems and certain other businesses of Invensys plc (the “Acquisition”). We and our predecessors have been supplying metering and related products for over a century. Our current business was created in early 1999 when BTR plc and Siebe plc merged to form Invensys plc. We are a recently formed company with limited operating history as a stand-alone company, which may lead to risks or unanticipated expenses similar to those of a start-up company.

Recent Restructuring and Cost Savings Initiatives

In fiscal 2005, we implemented a number of initiatives to reduce our overall cost base and improve operating margins. We expect to incur additional restructuring costs of approximately $3.3 million in fiscal 2006 to conclude the ongoing initiatives, generating savings in direct labor costs, manufacturing overhead costs and general and administrative costs resulting in estimated annual savings of $2.7 million. For the fiscal quarter and six months ended September 30, 2005, we incurred $0.8 million and $2.2 million, respectively, of restructuring costs, primarily related to employee severance and exit activities.

Other Information About Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	September 30, 2005	July 2, 2005	March 31, 2005	January 1, 2005	September 30, 2004	July 3, 2004
Orders (in millions)	$153.9	$150.5	$168.6	$138.7	$138.8	$143.2
Total net sales (in millions)	$142.1	$146.8	$162.9	$124.3	$143.2	$139.4
Employees	3,914	3,372	3,350	3,269	3,366	3,424

Results of Operations

The following table provides results of operations of the Company:

($ in millions)	Fiscal Quarter Ended September 30, 2005%		Fiscal Quarter Ended September 30, 2004%		Six Months Ended September 30, 2005%		Six Months Ended September 30, 2004%
Net sales	$142.1	100%	$143.2	100%	$288.9	100%	$282.6	100%
Gross profit	42.3	30%	43.0	30%	86.6	30%	84.3	30%
Selling, general and administrative expenses …	27.6	19%	25.3	18%	54.6	19%	49.4	17%
Restructuring costs	0.8	1%	2.5	1%	2.2	1%	4.5	2%
Amortization of intangible assets	5.6	4%	5.5	4%	11.3	4%	10.5	4%
Other operating expense, net	0.8	1%	1.2	1%	1.6	—	1.7	—

Operating income from continuing operations	7.5	5%	8.5	6%	16.9	6%	18.2	7%
Interest expense, net	(9.9)	(7)%	(9.1)	(6)%	(19.0)	(6)%	(18.5)	(7)%
Other non-operating expense, net	(0.2)	—	—	—	(2.2)	(1)%	—	—

(Loss) income from continuing operations before income taxes and minority interest	(2.6)	(2)%	(0.6)	—	(4.3)	(1)%	(0.3)	—
Provision for income taxes	2.0	1%	1.8	1%	4.4	2%	2.6	1%

Loss from continuing operations before minority interest	(4.6)	(3)%	(2.4)	(1)%	(8.7)	(3)%	(2.9)	(1)%
Minority interest	(0.3)	—	0.2	—	(0.4)	—	0.1	—

Loss from continuing operations	(4.9)	(3)%	(2.2)	(1)%	(9.1)	(3)%	(2.8)	(1)%

Loss from discontinued operations	—	—	(0.5)	—	—	—	(0.6)	—

Net loss	$(4.9)	(3)%	$(2.7)	(1)%	$(9.1)	(3)%	$(3.4)	(1)%

Fiscal Quarter and Six Months Ended September 30, 2005 Compared with Fiscal Quarter and Six Months Ended September 30, 2004

Net Sales. Sales decreased $1.1 million, or 1%, from $143.2 million in the fiscal quarter ended September 30, 2004 to $142.1 million in the fiscal quarter ended September 30, 2005. For the six months ended September 30, 2005, net sales increased $6.3 million, or 2%, to $288.9 million from $282.6 million in the six months ended September 30, 2004. Favorable currency translation, due primarily to the appreciation of the euro against the U.S. dollar, accounted for a sales increase of $0.5 million and $2.6 million for the fiscal quarter and six months ended September 30, 2005, respectively. We continue to experience strong demand for metering systems, due to continued growth of AMR applications and strong product sales for water and gas meters. North American sales of water meters for the fiscal quarter ended September 30, 2005 decreased by $0.4 million, or 1%, compared to the fiscal quarter ended September 30, 2004, primarily as a result of decreased AMR sales due to timing of new product introductions into the market. However, North American sales of water meters for the six months ended September 30, 2005 increased $2.7 million, or 2.4%, compared to the six months ended September 30, 2004, due to continued buoyancy for AMR applications and products. Gas meter sales in North America decreased $2.4 million, or 15%, as compared to the prior year fiscal quarter, and by $1.0 million, or 4%, compared to the prior year six-month fiscal period. This decrease can be attributed to increased sales in the fiscal quarter ended September 30, 2004 due to working down of prior year backlog resulting from a work stoppage at the Company’s precision die casting operation in the third fiscal quarter of 2004. Electric meter sales decreased marginally from the prior year fiscal quarter and prior year six-month fiscal period, respectively.

The Europe/Middle East/Africa water meter market experienced decreased sales of $0.7 million, or 2%, for the fiscal quarter ended September 30, 2005, net of foreign currency impact, as compared to the fiscal quarter ended September 30, 2004. This decrease is a result of volume declines in Germany, partially offset by favorable market mix in Eastern Europe and Africa. The Europe/Middle East/Africa water meter market sales for the six months ended September 30, 2005, net of foreign currency impact, remained flat as compared to the six-month period ended September 30, 2004, due to new ventures and growth in Eastern Europe and Africa offsetting volume declines in Germany. South American sales increased, net of foreign currency impact, $0.5 million, or 30%, for the fiscal quarter ended September 30, 2005 as compared to the prior fiscal quarter and $1.2 million, or 40%, for the six months ended September 30, 2005 as compared to the prior year six-month fiscal period due to increased water meter sales volumes in Brazil. Third-party sales from our precision die casting products remained relatively consistent compared to the fiscal quarter ended September 30, 2004, and increased $0.4 million as compared to the fiscal six months ended September 30, 2004 due to expansion into China. Pipe joining and repair products sales increased by $2.5 million, or 17%, for the fiscal quarter ended September 30, 2005 as compared to the prior year fiscal quarter, and by $2.7 million, or 9%, for the six months ended September 30, 2005 as compared to the prior year six-month fiscal period.

Our top ten customers accounted for approximately 34% of total net sales in the six months ended September 30, 2005. Sales to distributors affiliated with National Waterworks, Inc., our largest customer, constituted approximately 13% of total net sales, and 12% of metering sales in the six months ended September 30, 2005. In August 2005, National Waterworks, Inc. was acquired by and became a wholly owned subsidiary of The Home Depot, Inc. No other individual customer accounted for more than 5% of total net sales.

We expect that net sales will be strong for the remainder of the fiscal year, with increases over the prior fiscal year due to demand for AMR systems, expansion into new markets and favorable general economic trends.

Gross Profit. Gross profit decreased by $0.7 million (including a $0.2 million favorable foreign currency impact), or 2%, from $43.0 million for the fiscal quarter ended September 30, 2004 to $42.3 million for the fiscal quarter ended September 30, 2005, and was consistent as a percentage of sales at 30%. Gross profit increased by $2.3 million (including a $0.7 million favorable foreign currency impact), or 3%, from $84.3 million for the six months ended September 30, 2004 to $86.6 million for the six months ended September 30, 2005, and was also unchanged as a percentage of sales at 30%. The decrease in gross profit for the current fiscal quarter can be attributed to the decrease in sales volumes as compared to the prior year fiscal quarter. The increase in gross profit in the current six-month period as compared to the prior year six-month period was primarily the result of favorable revenues and favorable market mix, attributable to higher water meter sales versus lower margin gas and electric sales, and cost reductions resulting from restructuring activities, more than offsetting increased worldwide material prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal quarter ended September 30, 2005 increased by $2.3 million, or 9%, to $27.6 million, from $25.3 million for the fiscal quarter ended September 30, 2004. Selling, general and administrative expenses for the six months ended September 30, 2005 increased by $5.2 million, or 10%, to $54.6 million, from $49.4 million for the six months ended September 30, 2004. Expenses, as a percentage of net sales, increased to 19% from 18% for the fiscal quarter ended September 30, 2005 compared to the fiscal quarter ended September 30, 2004, and increased to 19% from 17% for the six months ended September 30, 2005 compared to the six months ended September 30, 2004. The increase was due partially to foreign currency translation that resulted in an increase in foreign-based administrative costs, as expressed in U.S. dollars, of $0.4 million and $1.0 million for the fiscal quarter and six months ended September 30, 2005, respectively. The remaining increase in selling, general and administrative expenses for the fiscal quarter and six months ended September 30, 2005 was due to increased investments in research and development; a $0.7 million receivable write-down related to the recent bankruptcy filing of Delphi Corporation (“Delphi”), a significant customer of the Company; building the finance and accounting function infrastructure and expansion into new markets in China, Italy and Algeria.

Restructuring Costs. Restructuring costs decreased by $1.7 million for the fiscal quarter ended September 30, 2005 to $0.8 million from $2.5 million for the fiscal quarter ended September 30, 2004 and by $2.3 million for the six months ended September 30, 2005 to $2.2 million from $4.5 million for the six months ended September 30, 2004. The decrease was the result of the European restructuring activities to achieve our targeted operational footprint nearing completion. Actions to rationalize the pipe joining and gas manufacturing operations are also a component of current year activities.

Amortization of Intangible Assets. Amortization of intangible assets increased by $0.1 million from $5.5 million for the fiscal quarter ended September 30, 2004 to $5.6 million for the fiscal quarter ended September 30, 2005 and by $0.8 million from $10.5 million for the six months ended September 30, 2004 to $11.3 million for the six months ended September 30, 2005. The increase is due to the purchase of intangibles through acquisitions and purchases of technology rights. Amortization expense relates to the intangible assets recorded at the time of the Acquisition for non-competition agreements, customer relationships and patents.

Other Operating Expense, Net. Other operating expense, net of $0.8 million for the fiscal quarter ended September 30, 2005 decreased by $0.4 million compared to $1.2 million for the fiscal quarter ended September 30, 2004 and decreased by $0.1 million to $1.6 million for the six months ended September 30, 2005 compared to $1.7 million for the six months ended September 30, 2004. The decrease in other operating expense, net is related primarily to expenses of $0.5 million associated with the Acquisition incurred in the fiscal quarter ended September 30, 2004. For the fiscal quarter ended September 30, 2005, other operating expense, net consists of the quarterly management fee of $0.5 million paid to The Jordan Company, L.P. and other non-recurring fees and expenses of $0.3 million. For the six months ended September 30, 2005, other operating expense, net relates to management fees of $1.0 million paid to The Jordan Company, L.P., and $0.6 million of regulatory and other non-recurring fees and expenses.

Interest Expense, Net. Interest expense, net was $9.9 million for the fiscal quarter ended September 30, 2005 compared with $9.1 million for the fiscal quarter ended September 30, 2004 and $19.0 million for the six months ended September 30, 2005 compared with $18.5 million for the six months ended September 30, 2004. The increase in interest expense, net is the result of rising interest rates on our variable-rate debt in the current fiscal period.

Other Non-Operating Expense, Net. Other non-operating expense, net of $0.2 million and $2.2 million for the fiscal quarter and six months ended September 30, 2005, respectively, is related primarily to net foreign currency exchange losses due to remeasurement on intercompany loans in Europe.

Provision for Income Taxes. Income tax expense for the fiscal quarter ended September 30, 2005 increased by $0.2 million, or 11%, compared with the fiscal quarter ended September 30, 2004 from $1.8 million to $2.0 million and by $1.8 million, or 69%, for the six months ended September 30, 2005 compared with the six months ended September 30, 2004 from $2.6 million to $4.4 million. The current fiscal period effective tax rates were the result of income taxes being incurred on the taxable income of the Company’s global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

Minority Interest. Minority interest for the fiscal quarter and six months ended September 30, 2005 decreased $0.5 million as compared to the prior year periods and is related to our partners’ share of earnings in our Algeria, China and India joint ventures.

Net Loss. Net loss of $4.9 million for the fiscal quarter ended September 30, 2005 increased by $2.2 million as compared to a net loss of $2.7 million for the fiscal quarter ended September 30, 2004. Net loss of $9.1 million for the six months ended September 30, 2005 increased by $5.7 million as compared to a net loss of $3.4 million for the six months ended September 30, 2004. The following factors contributing to the increase in net loss for the fiscal quarter and six months ended September 30, 2005, as compared to the respective prior year periods, were partially offset by decreased restructuring expenses:

•	a $0.7 million receivable write-down in the current fiscal quarter related to Delphi’s bankruptcy filing;

•	increased research and development investment;

•	greater amortization of intangible assets;

•	foreign currency exchange losses on remeasurement of intercompany loans; and

•	increased interest expense resulting from increased interest rates on our variable-rate debt.

EBITDA. EBITDA decreased by $0.1 million from $17.7 million in the fiscal quarter ended September 30, 2004 to $17.6 million in the fiscal quarter ended September 30, 2005 and decreased by $1.6 million from $36.8 million in the six months ended September 30, 2004 to $35.2 million in the six months ended September 30, 2005. The decrease in EBITDA during the fiscal quarter and six months ended September 30, 2005 as compared to the fiscal quarter and six months ended September 30, 2004 is generally attributable to the following factors, which were partially offset by decreased restructuring expenses:

•	a $0.7 million receivable write-down in the current fiscal quarter related to Delphi’s bankruptcy filing;

•	increased research and development investment; and

•	foreign currency exchange losses on remeasurement of intercompany loans.

The discussion of EBITDA is being provided because management considers EBITDA to be an important measure of financial performance. Management believes that EBITDA provides useful information for our investors for trending, analyzing and benchmarking the performance and value of our business. Management also believes that EBITDA is useful in assessing performance because items within our consolidated statements of operations, such as depreciation, amortization and interest expense, are significantly impacted by the Acquisition. Internally, EBITDA is used as a financial measure to assess the performance of our business and is an important measure in our incentive compensation plans. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

The following table sets forth a quantitative reconciliation of the differences between EBITDA and net loss calculated in accordance with GAAP for the fiscal quarters and six months ended September 30, 2005 and September 30, 2004 (in millions):

	Fiscal Quarter Ended September 30, 2005	Fiscal Quarter Ended September 30, 2004	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004
Net loss	$(4.9)	$(2.7)	$(9.1)	$(3.4)
Depreciation and amortization	10.3	9.7	20.5	19.2
Interest expense, net	9.9	9.1	19.0	18.5
Income tax provision	2.0	1.8	4.4	2.6
Minority interest	0.3	(0.2)	0.4	(0.1)

EBITDA	$17.6	$17.7	$35.2	$36.8

Loss from discontinued operations	—	0.5	—	0.6

EBITDA (excluding discontinued operations)	$17.6	$18.2	$35.2	$37.4

Liquidity and Capital Resources

During the fiscal quarter and six months ended September 30, 2005, we funded our operating, investing and capital requirements through cash on hand. We generally fund operating and capital requirements from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow provided by operating activities for the six months ended September 30, 2005 and September 30, 2004 was $14.6 million and $12.4 million, respectively. The $2.2 million increase in net cash provided by operating activities for the six months ended September 30, 2005 as compared to the six months ended September 30, 2004 was primarily the result of collection of accounts receivable partially offset by increased inventory purchases and a reduction of accounts payable.

Working capital as a percentage of net sales decreased to 14% for the six months ended September 30, 2005 as compared with 15% for the six months ended September 30, 2004. The decrease was primarily due to lower receivables and the timing of tax payments.

Cash used for investing activities represents payments for capital expenditures, business acquisitions and other investments, offset by proceeds from the disposition of property, plant and equipment and business units. Capital expenditures were $12.5 million and $8.6 million for the six months ended September 30, 2005 and September 30, 2004, respectively. Capital expenditure requirements are comprised of equipment, molds and tooling for replacement and expenditures for cost reduction, maintenance, safety and expansion. For the full fiscal year 2006, we expect to make capital expenditures of approximately $26.4 million reflecting our continuing emphasis on a growth-oriented capital expenditures program. Business acquisition expenditures of $10.2 million were attributable to the acquired assets and assumed liabilities of the Rongtai acquisition in the fiscal quarter ended September 30, 2005.

Cash expenditures for restructuring for the six months ended September 30, 2005 and September 30, 2004 totaled $3.3 million and $4.7 million, respectively. As of September 30, 2005, we had $5.4 million of restructuring accruals reflected on our consolidated balance sheet. Additional restructuring expenses of approximately $3.3 million are expected to be incurred in fiscal year 2006 for current and new restructuring programs.

Cash used in financing activities represents payments for indebtedness to third parties. As a result of the Acquisition, we incurred substantial third-party indebtedness. Our senior credit facilities provide for senior secured financing of $286.8 million, consisting of (a) two term loan facilities in an aggregate amount of $216.8 million, including a $187.5 million U.S. term loan facility and a $29.3 million European term loan facility, and (b) two revolving credit facilities in an aggregate amount of $70.0 million, under one of which $40.0 million is available in the form of U.S. dollar-denominated loans and under the other of which $30.0 million is available in the form of U.S. dollar-denominated loans, or in the form of euro- or U.K. sterling-denominated loans. The term loan facilities mature on December 17, 2010. Borrowing costs under the term loan facility are based on variable rates tied to the London Interbank Offered Rate (“LIBOR”) plus a specified margin, or the greater of the Prime Rate and the Federal Funds Effective Rate (“Alternative Base Rate”) plus a margin. Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities. The $6.0 million provided by financing activities for the fiscal quarter and six months ended September 30, 2005 represents the contribution from our PDC Rongtai joint venture partner.

We also have outstanding $275.0 million of senior subordinated notes, which mature on December 15, 2013 and bear interest at the rate of 8 5/8% per annum. Interest on the senior subordinated notes is payable semi-annually in June and December of each year. The senior subordinated notes are our unsecured senior subordinated obligations and rank equally in right of payment to all of our senior subordinated debt, subordinated in right of payment to all of our senior debt, including our indebtedness under our senior credit facilities, and senior in right of payment to all of our subordinated debt. The senior subordinated notes are guaranteed on a senior subordinated, unsecured basis by certain of our subsidiaries.

At any time prior to December 15, 2008, we may redeem all, but not less than all, of the senior subordinated notes at our option at a redemption price equal to 100% of the principal amount of the senior subordinated notes, plus a redemption premium and accrued and unpaid interest. On or after December 15, 2008, we may redeem the senior subordinated notes at the redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on December 15 of each of the years indicated below:

Period	Redemption Price
2008	104.313%
2009	102.875%
2010	101.438%
2011 and thereafter	100.000%

Also, prior to December 15, 2006, we may redeem up to 35% of the aggregate principal amount of the senior subordinated notes at a redemption price of 108.625% of the principal amount of the senior subordinated notes, plus accrued and unpaid interest, from the proceeds of one or more equity offerings. The senior subordinated notes are also redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event of certain change of control events related to us.

The indenture governing the senior subordinated notes contains certain covenants that limit, among other things, our ability to: (i) incur additional indebtedness (including by way of guarantee), subject to certain exceptions, unless we meet a consolidated coverage ratio of 2.0 to 1.0 or certain other conditions apply; (ii) pay dividends or distributions, or make certain types of investments or other restricted payments, unless we meet certain specified conditions; (iii) create any encumbrance or restriction on our subsidiary guarantors’ ability to pay dividends or distributions, repay loans, make loans or advances or transfer any property or assets to us; (iv) dispose of certain assets and capital stock of our subsidiary guarantors; (v) enter into certain transactions with affiliates; (vi) engage in any new lines of business in which we were not engaged at the time the senior subordinated notes were issued; or (vii) engage in certain mergers and consolidations.

As of September 30, 2005, we had $495.8 million of total indebtedness outstanding, consisting of $275.0 million under the senior secured facility, $187.5 million under the U.S. term loan facility, $29.3 million under the European term loan facility and $4.0 million in short-term debt assumed in the Rongtai acquisition in the fiscal quarter ended September 30, 2005. Interest expense, net, including amortization of deferred financing costs, was $19.0 million for the six months ended September 30, 2005. There are no principal payments due on the term loan facilities until September 2006. There were no borrowings outstanding under the revolving credit facility at September 30, 2005; however, $4.8 million of the facility was utilized in connection with outstanding letters of credit. We are in compliance with all credit facility covenants at September 30, 2005.

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

Our ability to make scheduled payments of principal of, or to pay interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We are exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates.

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of September 30, 2005, assets of foreign subsidiaries constituted approximately 25% of total assets. Foreign currency exchange rate exposure is most significant with respect to the euro. For the fiscal quarter and six months ended September 30, 2005, net sales were positively impacted by the appreciation of foreign currencies, primarily the euro, versus the U.S. dollar by approximately $0.5 million and $2.6 million, respectively. In periods of a strengthening U.S. dollar, however, our results of operations may experience a negative translation impact.

Currency transaction exposure. Currency transaction exposure arises when a business or company has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros and Slovakian korunas, to offset the impact of currency rates on intercompany receivables and payables and third-party receivables. These contracts are used to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. Holding all other variables constant, a change in the contracted forward rates of 1% on our forward contracts denominated in the present foreign currencies would result in a gain or loss of $0.4 million, which we believe would offset the impact of currency gains and losses related to certain receivables and payables. We will continue to use foreign currency forward contracts to manage foreign currency exchange risks in the future.

Interest rate risk. We have a significant amount of debt, with a large portion being at variable rates. Total debt as of September 30, 2005 was $495.8 million, of which $216.8 million bears interest at variable rates. As of September 30, 2005, the weighted average interest rate on our variable-rate term debt was 6.4%, all of which was outstanding under the senior credit facilities. Variable-rate borrowings under the senior credit facilities are, at our option, at the adjusted LIBOR plus 2.5% or the alternative base rate plus 1.5%. Holding all other variables constant, a change in the interest rate of 1% on variable-rate debt would impact annual interest costs by $2.2 million. At present, we have not sought to hedge exposure to variable interest rates.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

Smith-Blair, Inc., our subsidiary, was named a defendant in an action filed in the Supreme Court of New York County, New York on December 5, 2001 (James Trodden v. Consolidated Edison of New York, Felix Industries and Smith-Blair, Inc.) whereby the plaintiff seeks $10 million in damages for alleged personal injuries arising from an underground gas explosion of a pipeline that included one of our products. An earlier stay resulting from the bankruptcy of a co-defendant has been lifted, and the lawsuit is presently in the discovery phase. Pursuant to the terms of the Acquisition, we are entitled to full indemnification for this lawsuit from an affiliate of Invensys plc.

The Company, along with as many as 200 or more other companies, is a defendant in several lawsuits filed in various state courts in Mississippi by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Because the cases are in initial stages, it is uncertain whether any plaintiffs have dealt with any of the subsidiary’s products, were exposed to an asbestos-containing component part of a product of the subsidiary or whether such part could have been a contributing factor to the alleged illness. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys plc, under the stock purchase agreement pursuant to which we acquired Invensys Metering Systems, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the Acquisition.

In addition, we are, from time to time, party to legal proceedings arising out of the operations of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described above, would not have a material adverse impact on our business, financial condition or results of operations. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

ITEM 3. Defaults Upon Senior Securities

(a) None.

(b) None.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended September 30, 2005.

ITEM 5. Other Information

(a) None.

(b) None.

ITEM 6. Exhibits

A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

Date: November 1, 2005	By:	/S/ DANIEL W. HARNESS
Daniel W. Harness Chief Executive Officer and President

Date: November 1, 2005	By:	/S/ PETER MAINZ
Peter Mainz Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2005	By:	/S/ THOMAS D’ORAZIO
Thomas D’Orazio Vice President, Finance (Principal Accounting Officer)

SENSUS METERING SYSTEMS INC.

Date: November 1, 2005	By:	/S/ DANIEL W. HARNESS
Daniel W. Harness Chief Executive Officer and President

Date: November 1, 2005	By:	/S/ PETER MAINZ
Peter Mainz Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2005	By:	/S/ THOMAS D’ORAZIO
Thomas D’Orazio Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.