Form 10-Q
period 2006-07-01
SENSUS METERING SYSTEMS BERMUDA 2 LTD; SENSUS METERING SYSTEMS INC
filed 2006-07-28
CIK 1281226, 1281223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 28, 2006, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd. and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	July 1, 2006	March 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30.7	$52.6
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.5 and $1.4 at July 1, 2006 and March 31, 2006, respectively	80.4	88.5
Other	1.4	1.8
Inventories, net	63.3	56.2
Prepayments and other current assets	11.8	9.9
Deferred income taxes	5.2	5.2

Total current assets	192.8	214.2

Property, plant and equipment, net	136.1	136.8
Intangible assets, net	210.6	215.9
Goodwill	330.5	330.5
Deferred income taxes	12.5	12.5
Other long-term assets	29.0	25.2

Total assets	$911.5	$935.1

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$48.0	$60.5
Current portion of long-term debt	1.0	0.6
Short-term borrowings	4.1	4.0
Income taxes payable	3.3	2.7
Restructuring accruals	3.6	3.0
Accruals and other current liabilities	48.1	57.6

Total current liabilities	108.1	128.4

Long-term debt, less current portion	480.5	481.0
Pensions	47.2	44.8
Deferred income taxes	77.7	77.3
Other long-term liabilities	10.0	9.8
Minority interest	7.5	7.4

Total liabilities	731.0	748.7

Commitments and Contingencies (Note 11)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	200.0	200.0
Accumulated deficit	(16.7)	(10.1)
Accumulated other comprehensive loss	(2.8)	(3.5)

Total stockholder’s equity	180.5	186.4

Total liabilities and stockholder’s equity	$911.5	$935.1

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended July 1, 2006	Fiscal Quarter Ended July 2, 2005
NET SALES	$146.6	$146.8
COST OF SALES	106.0	102.5

GROSS PROFIT	40.6	44.3
OPERATING EXPENSES:
Selling, general and administrative expenses	28.8	27.0
Restructuring costs	1.9	1.4
Amortization of intangible assets	5.6	5.7
Other operating expense, net	0.7	0.8

OPERATING INCOME	3.6	9.4
NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(10.3)	(9.1)
Other income (expense), net	2.1	(2.0)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(4.6)	(1.7)
PROVISION FOR INCOME TAXES	1.9	2.4

LOSS BEFORE MINORITY INTEREST	(6.5)	(4.1)
MINORITY INTEREST	(0.1)	(0.1)

NET LOSS	$(6.6)	$(4.2)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Fiscal Quarter Ended July 1, 2006	Fiscal Quarter Ended July 2, 2005
OPERATING ACTIVITIES:
Net loss	$(6.6)	$(4.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5.6	4.5
Amortization of intangible assets	5.6	5.7
Amortization of deferred financing costs	0.6	0.3
Deferred income taxes	—	(0.1)
Net (gain) loss on sale of assets	(1.7)	0.1
Net (gain) loss on foreign currency transactions	(0.5)	1.7
Minority interest	0.1	0.1
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	9.1	7.8
Inventories	(6.5)	(4.6)
Accounts payable, accruals and other current liabilities	(22.6)	(16.8)
Other current assets	(1.2)	(0.3)
Other long-term assets	(3.0)	0.1
Other long-term liabilities	—	0.1
Income taxes	0.6	2.2
Pensions	0.4	0.3

Net cash used in operating activities	(20.1)	(3.1)

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(3.1)	(3.8)
Purchases of intangible assets	(0.2)	(0.7)
DuPenn acquisition	(0.4)	—
Proceeds from sale of assets	1.7	—
Other	—	0.3

Net cash used in investing activities	(2.0)	(4.2)

FINANCING ACTIVITIES:
Principal payments on debt	—	(0.6)

Net cash used in financing activities	—	(0.6)

Effect of exchange rate changes on cash	0.2	(0.4)

DECREASE IN CASH AND CASH EQUIVALENTS	(21.9)	(8.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$52.6	$54.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30.7	$46.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid during the period for:
Interest	$15.8	$15.0

Income taxes, net of refunds	$1.3	$0.4

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. General

Description of Business

Sensus Metering Systems (Bermuda 2) Ltd., a wholly owned subsidiary of Sensus Metering Systems (Bermuda 1) Ltd., together with its subsidiaries, referred to herein as the Company, is a leading provider of advanced metering and related communications solutions to the worldwide utility industry. The Company is a global manufacturer of water, gas, heat and electric meters and automatic meter reading (“AMR”) devices. In addition, the Company produces pipe joining and repair products for water and natural gas utilities and is a supplier of precision-manufactured aluminum die-castings.

The Acquisition

The Company was formed on December 17, 2003 through the acquisition (the “Acquisition”) of the metering systems and certain other businesses of Invensys plc (“Invensys”). Prior to the Acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the Acquisition are referred to herein as “Invensys Metering Systems.” The Acquisition was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of 8 5/8% senior subordinated notes due 2013 (“the Notes”), and equity contributions from the principal investors in the Company and certain officers and directors of the Company.

Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for the fair presentation of the unaudited consolidated financial statements have been included, and the unaudited consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2006 and related notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.

The accompanying consolidated financial statements present results of the Company for the fiscal quarters ended July 1, 2006 and July 2, 2005, respectively. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

Reclassifications

Certain reclassifications have been made to the financial statements for the fiscal quarter ended July 2, 2005 to conform to the fiscal quarter ended July 1, 2006 presentation. The reclassifications had no material impact on our previously reported consolidated results of operations.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 revises disclosure requirements and introduces a prescriptive, annual, tabular rollforward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of adopting FIN 48 on its results of operations and overall financial position.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

2. Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements and customer and distributor relationships. Goodwill at July 1, 2006 represents the excess of the purchase price paid by the Company for Invensys Metering Systems and NexusData, Inc. over the fair value of the respective net assets acquired. The purchase price allocation for these acquisitions resulted in $330.5 million of goodwill being recorded. The goodwill can be attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets and the North American clamps and couplings and precision die-casting markets.

Intangible assets are summarized as follows (in millions):

	July 1, 2006		March 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$330.5	$—	$330.5	$—
Tradenames (indefinite lived)	27.3	—	27.3	—

	357.8	—	357.8	—
Intangible assets subject to amortization:
Distributor and marketing relationships	193.2	(29.3)	193.0	(26.4)
Non-competition agreements	30.5	(19.2)	30.5	(17.3)
Patents	15.2	(7.1)	15.1	(6.3)

	238.9	(55.6)	238.6	(50.0)

Total intangible assets	$596.7	$(55.6)	$596.4	$(50.0)

3. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inventories consist of the following (in millions):

	July 1, 2006	March 31, 2006
Raw materials, parts and supplies	$36.6	$31.7
Work in process	13.3	13.4
Finished goods	15.2	13.3

Allowance for shrink and obsolescence	(1.8)	(2.2)

Inventories, net	$63.3	$56.2

4. Financial Instruments

The Company utilizes derivative instruments, specifically forward contracts and interest rate swap agreements, to manage our exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value.

As of July 1, 2006, the Company had various foreign currency forward contracts outstanding to purchase approximately 9.1 million net U.S. dollars by selling approximately GBP 1.4 million and SKK 253.6 million and buying EUR 1.5 million, with expiration dates ranging from July 2, 2006 through December 15, 2006. These contracts are arranged to manage the exposure to foreign currency risks related to certain intercompany receivable and payable balances denominated in those currencies. Gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income and expense in our consolidated statements of operations. The Company does not utilize hedge accounting treatment for its forward contracts. The Company recorded a net loss of $0.2 million on the forward contracts for the fiscal quarter ended July 1, 2006, which includes a $0.3 million realized loss upon settlement of certain contracts. For the fiscal quarter ended July 2, 2005, the Company recorded a $0.2 million unrealized gain.

The Company utilizes interest rate swap agreements to mitigate our exposure to fluctuations in interest rates on variable-rate debt by converting variable-rate debt to fixed-rate debt. On December 9, 2005 and March 24, 2006 (the “trade dates”), the Company entered into interest rate swap agreements, each with a notional amount of $50.0 million, in which it receives or will receive periodic variable interest payments at the three-month LIBOR and makes or will make periodic payments at a fixed rate of 4.927% and 5.121%, respectively. The first swap agreement was effective on January 20, 2006 and terminates on September 30, 2010, and the second swap agreement will be effective on August 22, 2006 and terminates on June 30, 2010. These interest rate swaps have been designated as cash flow hedges, and changes in the Company’s cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivatives. To the extent the swaps provide an effective hedge, changes in the fair value of the interest rate swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness related to the interest rate swaps will be recorded through earnings. Other comprehensive income of $0.8 million, net of tax of $0.4 million, recorded for the current fiscal quarter reflects the increase in fair value of the interest rate swaps at July 1, 2006 due to changes in interest rates since the trade dates.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Restructuring Costs

The following table reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Fiscal Quarter Ended July 1, 2006	Fiscal Quarter Ended July 2, 2005
Severance and other related costs:
Related to headcount reduction initiatives	$1.9	$1.2
Related to outsourcing	—	0.2

Restructuring costs charged to operations	$1.9	$1.4

For the fiscal quarter ended July 1, 2006, the Company incurred $1.9 million of restructuring costs related to ongoing activities to rationalize its water meter product lines in Europe and to relocate selected North American pipe joining manufacturing lines. These activities affect both direct and indirect personnel and will result in a net headcount reduction of 56 employees primarily in the Company’s German water meter production facilities.

Charges for restructuring costs comprise the following (in millions):

	Fiscal Quarter Ended July 1, 2006	Fiscal Quarter Ended July 2, 2005
Employee severance and exit costs accrued	$1.7	$0.9
Expensed as incurred	0.2	0.5

Total	$1.9	$1.4

Restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended July 1, 2006	Fiscal Quarter Ended July 2, 2005
Balance at beginning of year	$5.7	$7.0
Cash payments	(1.3)	(1.5)
Accrue for new committed/announced programs	1.9	0.9
Foreign currency translation adjustment	0.2	(0.5)

Balance at end of period	$6.5	$5.9

Current portion	$3.6	$3.2
Non-current portion	2.9	2.7

Total	$6.5	$5.9

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. At July 1, 2006, $0.7 million of restricted cash, classified as other long-term assets, was set aside during fiscal 2006 to fund the Company’s early retirement contracts for certain of its German employees.

6. Warranty Obligations

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Warranty reserves are reflected within accruals and other current liabilities and other long-term liabilities in the accompanying consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents a reconciliation of the changes in product warranty reserves (in millions):

	Fiscal Quarter Ended July 1, 2006	Fiscal Quarter Ended July 2, 2005
Balance at beginning of year	$7.8	$7.8
Warranties issued	1.0	1.2
Settlements made	(1.3)	(1.3)
Foreign currency translation adjustment	0.1	(0.1)

Balance at end of period	$7.6	$7.6

Current portion	$4.2	$3.9
Non-current portion	3.4	3.7

Total	$7.6	$7.6

7. Retirement Benefits

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

Net periodic benefit cost for the German retirement benefit plan consists of the following (in millions):

	Fiscal Quarter Ended July 1, 2006	Fiscal Quarter Ended July 2, 2005
Service cost	$0.2	$0.2
Interest cost	0.5	0.5
Amortization of prior service cost	0.1	—
Recognized net actuarial loss	0.1	—

Net periodic benefit cost	$0.9	$0.7

Net periodic benefit cost for the U.S. retirement benefit plan consists primarily of service cost and was $0.3 million for the fiscal quarter ended July 1, 2006 and $0.2 million for the fiscal quarter ended July 2, 2005. The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. retirement benefit plan. The Company contributed approximately $0.2 million in the current fiscal quarter to its U.S. plan and expects to contribute approximately $1.1 million during the remainder of the current fiscal year.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Business Segment Information

Reporting Segments. The Company has two principal product groups: metering systems products and support products. Metering systems products include metering, and/or AMR, communications systems and four principal metering product categories: water, gas, heat and electricity. Support products include pipe joining and repair products and die-casting products. The two product groups, plus corporate operations, are organized into two reporting segments: Metering and Related Communication Systems and All Other. The segment information is based on the Company’s current segment reporting structure and historical information has been conformed to the current structure.

Metering and Related Communication Systems revenues consist solely of third-party sales, and All Other revenues consist of third-party and inter-segment sales.

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

Reporting Segment Products

Reporting Segment	Major Products
Metering and Related Communication Systems	Commercial and residential water, gas, electric and heat meters and AMR systems used by utilities. AMR systems include handheld computers related to installation services and implementation support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die-castings, generally targeting the automotive industry and gas utility markets.

The following table provides changes in trends or components of revenue, operating income (loss) and pre-tax profit (loss) before minority interest for each segment (in millions):

	Fiscal Quarter Ended
	July 1, 2006	July 2, 2005
Segment revenues
Metering and related communication systems	$116.2	$121.8
All other	34.8	29.1
Eliminations of inter-segment sales	(4.4)	(4.1)

Total	$146.6	$146.8

Operating income (loss)
Metering and related communication systems	$4.1	$9.4
All other	(0.5)	—

Total	$3.6	$9.4

Profit (loss) before income taxes and minority interest
Metering and related communication systems	$5.7	$7.1
All other	(10.3)	(8.8)

Total	$(4.6)	$(1.7)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Segments. Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales		Long-Lived Assets
	Fiscal Quarter Ended July 1, 2006	Fiscal Quarter Ended July 2, 2005	July 1, 2006	March 31, 2006
North America	$97.8	$102.3	$545.8	$552.3
Europe, Middle East, Africa	42.9	41.5	107.8	107.1
South America	2.7	2.3	1.4	1.4
Asia	3.2	0.7	22.2	22.4

Total	$146.6	$146.8	$677.2	$683.2

Net sales are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

9. Comprehensive Loss

Comprehensive loss consists of the following (in millions):

	Fiscal Quarter Ended July 1, 2006	Fiscal Quarter Ended July 2, 2005
Net loss	$(6.6)	$(4.2)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(0.1)	0.6
Unrealized gain on interest rate swaps, net of tax of $0.4 million	0.8	—

Comprehensive loss	$(5.9)	$(3.6)

10. Income Taxes

The current fiscal period effective tax rates were the result of income taxes being incurred on the taxable income of the Company’s global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

11. Commitments and Contingencies

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of its business involving product liability, product warranty, property damage, insurance coverage, patents and environmental matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, based upon current information, management believes these unresolved legal actions, administrative proceedings and claims will not have a material effect on the financial position or results of operations of the Company.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

such part could have been a substantial contributing factor to the alleged illness. The Company is unable to estimate the amount of its exposure, if any, related to these claims at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s net earnings or financial position.

The Company entered into contracts that contain guarantees that could require performance or payment under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At July 1, 2006, the Company had $5.2 million of letters of credit outstanding with varying expiration dates.

12. Stock Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on estimated fair values. The Company’s parent, Sensus Metering Systems (Bermuda 1) Ltd., maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer rights, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement. As of July 1, 2006, there were 2,000,000 restricted shares of Sensus Metering Systems (Bermuda 1) Ltd. authorized and 1,037,000 shares issued and outstanding. The outstanding restricted shares were purchased for $0.01 of cash consideration. No compensation expense related to the Plan was recognized for the fiscal quarter ended July 1, 2006 or any previously reported periods as the Company concluded that the fair value of such shares was not material to the consolidated statement of operations.

13. Subsequent Event

On July 6, 2006, the Company completed its acquisition of substantially all of the assets and assumption of certain identified liabilities of Advanced Metering Data Systems, L.L.C. (“AMDS”) for $45.0 million in cash. Additional cash consideration will be paid if the acquired business achieves certain performance targets through March 2011. In addition, pursuant to a Subscription Agreement with AMDS, Sensus Metering Systems (Bermuda 1) Ltd. issued certain preference shares to AMDS, which are subject to the performance of the acquired business over a five-year period following closing. The Company financed the transaction with equity contributions from the current principal investors in the Company and cash on hand. The transaction will be accounted for in accordance with SFAS No. 141, Business Combinations, and will be included in the Company’s consolidated financial statements for the period from the date of acquisition.

14. Guarantor Subsidiaries

The following tables present the condensed consolidating unaudited balance sheet of the Company at July 1, 2006 and the audited balance sheet of the Company at March 31, 2006 and the unaudited statements of operations and cash flows of the Company for the fiscal quarters ended July 1, 2006 and July 2, 2005, as applicable, for: (a) Sensus Metering Systems (Bermuda 2) Ltd. (referred to as Parent), (b) Sensus Metering Systems Inc., the issuer of the Notes (referred to as Issuer), (c) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are guaranteeing the Notes, which include all of the wholly-owned U.S. domestic subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. (“Guarantor Subsidiaries”), and (d) on a combined basis, the subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd. that are not guaranteeing the Notes (“Non-Guarantor Subsidiaries”). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets (unaudited)

July 1, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$9.9	$20.8	$—	$30.7
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	—	41.0	39.4	—	80.4
From affiliates	(2.0)	45.9	(17.3)	(26.6)	—	—
Other	—	—	1.1	0.3	—	1.4
Inventories, net	—	—	36.7	26.6	—	63.3
Prepayments and other current assets	—	0.2	5.0	6.6	—	11.8
Deferred income taxes	—	—	4.6	0.6	—	5.2

Total current assets	(2.0)	46.1	81.0	67.7	—	192.8

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	—	72.1	64.0	—	136.1
Intangible assets, net	—	11.0	160.6	39.0	—	210.6
Goodwill	—	—	299.6	30.9	—	330.5
Investment in subsidiaries	644.6	510.6	8.5	—	(1,163.7)	—
Deferred income taxes	—	—	10.9	1.6	—	12.5
Other long-term assets	0.2	20.5	5.9	2.4	—	29.0

Total assets	$642.8	$1,021.4	$638.6	$234.7	$(1,626.0)	$911.5

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—	$26.6	$21.4	$—	$48.0
Current portion of long-term debt	—	0.9	—	0.1	—	1.0
Short-term borrowings	—	—	—	4.1	—	4.1
Income taxes payable	—	(18.4)	20.6	1.1	—	3.3
Restructuring accruals	—	—	—	3.6	—	3.6
Accruals and other current liabilities	—	3.0	19.0	26.1	—	48.1

Total current liabilities	—	(14.5)	66.2	56.4	—	108.1

Notes payable to affiliates	462.3	(2.5)	—	2.5	(462.3)	—
Long-term debt, less current portion	—	456.1	—	24.4	—	480.5
Pensions	—	—	1.3	45.9	—	47.2
Deferred income taxes	—	0.7	55.1	21.9	—	77.7
Other long-term liabilities	—	—	5.4	4.6	—	10.0
Minority interest	—	—	—	7.5	—	7.5

Total liabilities	462.3	439.8	128.0	163.2	(462.3)	731.0

Stockholders’ equity	180.5	581.6	510.6	71.5	(1,163.7)	180.5

Total liabilities and stockholders’ equity	$642.8	$1,021.4	$638.6	$234.7	$(1,626.0)	$911.5

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets

March 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$27.4	$25.2	$—	$52.6
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	—	49.1	39.4	—	88.5
From affiliates	(2.0)	62.0	(30.8)	(29.2)	—	—
Other	—	—	1.5	0.3	—	1.8
Inventories, net	—	—	31.3	24.9	—	56.2
Prepayments and other current assets	—	0.2	4.8	4.9	—	9.9
Deferred income taxes	—	—	4.6	0.6	—	5.2

Total current assets	(2.0)	62.2	87.9	66.1	—	214.2

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	—	73.7	63.1	—	136.8
Intangible assets, net	—	12.8	163.4	39.7	—	215.9
Goodwill	—	—	299.6	30.9	—	330.5
Investment in subsidiaries	650.5	502.5	8.5	—	(1,161.5)	—
Deferred income taxes	—	—	10.9	1.6	—	12.5
Other long-term assets	0.2	19.6	3.0	2.4	—	25.2

Total assets	$648.7	$1,030.3	$647.0	$232.9	$(1,623.8)	$935.1

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$—	$38.9	$21.6	$—	$60.5
Current portion of long-term debt	—	0.5	—	0.1	—	0.6
Short-term borrowings	—	—	—	4.0	—	4.0
Income taxes payable	—	(19.3)	20.8	1.2	—	2.7
Restructuring accruals	—	—	0.1	2.9	—	3.0
Accruals and other current liabilities	—	9.1	22.9	25.6	—	57.6

Total current liabilities	—	(9.7)	82.7	55.4	—	128.4

Notes payable to affiliates	462.3	(2.4)	—	2.4	(462.3)	—
Long-term debt, less current portion	—	456.5	—	24.5	—	481.0
Pensions	—	—	1.2	43.6	—	44.8
Deferred income taxes	—	0.2	55.2	21.9	—	77.3
Other long-term liabilities	—	—	5.4	4.4	—	9.8
Minority interest	—	—	—	7.4	—	7.4

Total liabilities	462.3	444.6	144.5	159.6	(462.3)	748.7

Stockholders’ equity	186.4	585.7	502.5	73.3	(1,161.5)	186.4

Total liabilities and stockholders’ equity	$648.7	$1,030.3	$647.0	$232.9	$(1,623.8)	$935.1

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended July 1, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$97.7	$53.8	$(4.9)	$146.6
Cost of sales	—	—	70.6	40.3	(4.9)	106.0

Gross profit	—	—	27.1	13.5	—	40.6

Selling, general and administrative expenses	—	0.3	15.4	13.1	—	28.8
Restructuring costs	—	—	—	1.9	—	1.9
Amortization of intangible assets	—	1.9	2.9	0.8	—	5.6
Other operating expense, net	—	—	0.7	—	—	0.7

Operating (loss) income	—	(2.2)	8.1	(2.3)	—	3.6

Non-operating (expense) income:
Interest (expense) income, net	—	(9.3)	0.1	(1.1)	—	(10.3)
Equity in (loss) earnings of subsidiaries	(6.6)	8.3	0.1	—	(1.8)	—
Other income, net	—	—	0.1	2.0	—	2.1

(Loss) income before income taxes and minority interest	(6.6)	(3.2)	8.4	(1.4)	(1.8)	(4.6)

Provision for income taxes	—	1.5	0.1	0.3	—	1.9

(Loss) income before minority interest	(6.6)	(4.7)	8.3	(1.7)	(1.8)	(6.5)

Minority interest	—	—	—	(0.1)	—	(0.1)

Net (loss) income	$(6.6)	$(4.7)	$8.3	$(1.8)	$(1.8)	$(6.6)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended July 2, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$102.5	$45.9	$(1.6)	$146.8
Cost of sales	—	—	71.1	33.0	(1.6)	102.5

Gross profit	—	—	31.4	12.9	—	44.3

Selling, general and administrative expenses	—	0.1	14.0	12.9	—	27.0
Restructuring costs	—	—	0.3	1.1	—	1.4
Amortization of intangible assets	—	1.8	3.1	0.8	—	5.7
Other operating expense, net	—	—	0.8	—	—	0.8

Operating (loss) income	—	(1.9)	13.2	(1.9)	—	9.4

Non-operating (expense) income:
Interest (expense) income, net	—	(8.9)	0.5	(0.7)	—	(9.1)
Equity in (loss) earnings of subsidiaries	(4.2)	12.3	0.3	—	(8.4)	—
Other income (expense), net	—	—	0.1	(2.1)	—	(2.0)

(Loss) income before income taxes and minority interest	(4.2)	1.5	14.1	(4.7)	(8.4)	(1.7)

Provision for income taxes	—	0.3	1.8	0.3	—	2.4

(Loss) income before minority interest	(4.2)	1.2	12.3	(5.0)	(8.4)	(4.1)

Minority interest	—	—	—	(0.1)	—	(0.1)

Net (loss) income	$(4.2)	$1.2	$12.3	$(5.1)	$(8.4)	$(4.2)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Fiscal Quarter Ended July 1, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(6.6)	$(4.7)	$8.3	$(1.8)	$(1.8)	$(6.6)
Non-cash adjustments	—	2.4	6.3	1.0	—	9.7
Undistributed equity in loss (earnings) of subsidiaries	6.6	(8.3)	(0.1)	—	1.8	—
Changes in operating assets and liabilities	—	10.6	(29.7)	(4.1)	—	(23.2)

Net cash used in operating activities	—	—	(15.2)	(4.9)	—	(20.1)

Investing activities
Expenditures for property, plant and equipment and intangibles	—	—	(1.9)	(1.4)	—	(3.3)
DuPenn acquisition	—	—	(0.4)	—	—	(0.4)
Proceeds from sale of assets	—	—	—	1.7	—	1.7

Net cash (used in) provided by investing activities	—	—	(2.3)	0.3	—	(2.0)

Effect of exchange rate changes on cash	—	—	—	0.2	—	0.2
Decrease in cash and cash equivalents	—	—	(17.5)	(4.4)	—	(21.9)

Cash and cash equivalents at beginning of year	$—	$—	$27.4	$25.2	$—	$52.6

Cash and cash equivalents at end of period	$—	$—	$9.9	$20.8	$—	$30.7

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Fiscal Quarter Ended July 2, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(4.2)	$1.2	$12.3	$(5.1)	$(8.4)	$(4.2)
Non-cash adjustments	—	2.2	6.8	3.3	—	12.3
Undistributed equity in loss (earnings) of subsidiaries	4.2	(12.3)	(0.3)	—	8.4	—
Changes in operating assets and liabilities	—	9.4	(23.1)	2.5	—	(11.2)

Net cash provided by (used in) operating activities	—	0.5	(4.3)	0.7	—	(3.1)

Investing activities
Expenditures for property, plant and equipment and intangibles	—	—	(2.3)	(2.2)	—	(4.5)
Other investments	—	—	—	0.3	—	0.3

Net cash used in investing activities	—	—	(2.3)	(1.9)	—	(4.2)

Financing activities
Principal payments on debt	—	(0.5)	—	(0.1)	—	(0.6)

Net cash used in financing activities	—	(0.5)	—	(0.1)	—	(0.6)

Effect of exchange rate changes on cash	—	—	—	(0.4)	—	(0.4)
Decrease in cash and cash equivalents	—	—	(6.6)	(1.7)	—	(8.3)

Cash and cash equivalents at beginning of year	$—	$—	$39.1	$15.8	$—	$54.9

Cash and cash equivalents at end of period	$—	$—	$32.5	$14.1	$—	$46.6

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

We operate on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. References herein to a fiscal quarter refer to the three-month period ended as of that date. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter ended July 1, 2006 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2006 and related notes thereto included in our Annual Report on Form 10-K filed with the SEC.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us” or “our” refers to Sensus Metering Systems (Bermuda 2) Ltd. and its consolidated subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

General

We are a leading provider of advanced metering and related communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We are the largest global manufacturer of water meters and have a substantial share of the sales of automatic meter reading (“AMR”) devices to North American water utilities. Additionally, we believe that we are a leading global developer and manufacturer of gas and heat metering systems and are an emerging participant in the North American electric metering market with iCon, our solid-state electric meter. We are recognized throughout the metering industry for developing and manufacturing metering products with long-term accuracy and unique product features, as well as for providing comprehensive customer service for all of our products. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die-castings.

History and the Acquisition

The Company was formed on December 17, 2003 through the acquisition (the “Acquisition”) of the metering systems and certain other businesses of Invensys plc .We and our predecessors have been supplying metering and related products for over a century. Our current business was created in early 1999 when BTR plc and Siebe plc merged to form Invensys plc.

Recent Event

On July 6, 2006, the Company completed its acquisition of substantially all of the assets and assumption of certain identified liabilities of Advanced Metering Data Systems, L.L.C. (“AMDS”) for $45.0 million in cash. Additional cash consideration will be paid if the acquired business achieves certain performance targets through March 2011. In addition, pursuant to a Subscription Agreement with AMDS, Sensus Metering Systems (Bermuda 1) Ltd. issued certain preference shares to AMDS, which are subject to the performance of the acquired business over a five-year period following closing. The Company financed the transaction with equity contributions from the current principal investors in the Company and cash on hand. The transaction will be accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, and will be included in the Company’s consolidated financial statements for the period from the date of acquisition.

Other Information About Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	July 1, 2006	March 31, 2006	December 31, 2005	September 30, 2005	July 2, 2005	March 31, 2005
Orders (in millions)	$150.6	$170.5	$151.7	$153.9	$150.5	$168.6
Total net sales (in millions)	$146.6	$178.1	$146.9	$142.1	$146.8	$162.9
Employees	3,835	3,859	3,880	3,914	3,372	3,350

Backlog

The Company’s total backlog at July 1, 2006 and July 2, 2005 was $55.6 million and $51.3 million, respectively. The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders.

Results of Operations

The following table provides results of operations of the Company:

(in millions)	Fiscal Quarter Ended July 1, 2006%		Fiscal Quarter Ended July 2, 2005%
Net sales	$146.6	100%	$146.8	100%
Gross profit	40.6	28%	44.3	30%
Selling, general and administrative expenses	28.8	20%	27.0	18%
Restructuring costs	1.9	1%	1.4	1%
Amortization of intangible assets	5.6	4%	5.7	4%
Other operating expense, net	0.7	1%	0.8	1%

Operating income	3.6	2%	9.4	6%
Interest expense, net	(10.3)	(7)%	(9.1)	(6)%
Other non-operating income (expense), net	2.1	1%	(2.0)	(1)%

Loss before income taxes and minority interest	(4.6)	(4)%	(1.7)	(1)%
Provision for income taxes	1.9	1%	2.4	2%

Loss before minority interest	(6.5)	(5)%	(4.1)	(3)%
Minority interest	(0.1)	—	(0.1)	—

Net loss	$(6.6)	(5)%	$(4.2)	(3)%

Fiscal Quarter Ended July 1, 2006 Compared with Fiscal Quarter Ended July 2, 2005

Net Sales. Net sales decreased by $0.2 million (including a $0.5 million favorable foreign currency impact) from $146.8 million in the fiscal quarter ended July 2, 2005 to $146.6 million in the fiscal quarter ended July 1, 2006. While we continue to experience strong demand for metering systems due to continued growth of AMR applications and products, sales were negatively impacted by two fewer working days in the current fiscal quarter. North American sales of water meters decreased by $6.1 million, or 10%, from $59.7 million in the fiscal quarter ended July 2, 2005 to $53.6 million in the fiscal quarter ended July 1, 2006. This decrease is primarily the result of fewer working days in the current fiscal quarter and customer consolidation. Gas meter sales for the fiscal quarter ended July 1, 2006 decreased by $1.3 million, or 9%, as compared to the fiscal quarter ended July 2, 2005 due to lower export sales of gas meters. Electric meter sales increased marginally for the fiscal quarter ended July 1, 2006 as compared to the fiscal quarter ended July 2, 2005 due to continued growth in sales of our iCon electric meter products and expansion of our product line.

The Europe/Middle East/Africa water meter market experienced an increase in sales of $1.4 million for the fiscal quarter ended July 1, 2006, net of foreign currency impact, as compared to the fiscal quarter ended July 2, 2005. This increase is the result of growth in Eastern Europe and Africa and increased bulk meter sales and market acceptance of new AMR product offerings in Germany. South American sales increased $0.4 million, net of foreign currency impact, for the fiscal quarter ended July 1, 2006 as compared to the fiscal quarter ended July 2, 2005 due to increased domestic water meter sales in Brazil and Chile.

Third-party sales from our precision die casting products increased $4.3 million, or 39%, to $15.2 million in the fiscal quarter ended July 1, 2006 from $10.9 million in the fiscal quarter ended July 2, 2005 due to expansion into China and pass down of aluminum price increases to our customers. Pipe joining and repair products sales increased $1.1 million, or 8%, for the fiscal quarter ended July 1, 2006 as compared to the fiscal quarter ended July 2, 2005 as a result of increased sales volumes and price increases.

Our top ten customers accounted for approximately 35% of net sales in the fiscal quarter ended July 1, 2006. Sales to distributors affiliated with The Home Depot, Inc. constituted approximately 13% of net sales in the fiscal quarter ended July 1, 2006. No other individual customer accounted for more than 5% of net sales.

We expect that net sales will be strong for the remainder of the fiscal year, with increases over the prior fiscal year due to increased demand for AMR systems, new product offerings, expansion into new markets and favorable general economic trends.

Gross Profit. Gross profit decreased by $3.7 million (including a $0.2 million favorable foreign currency impact), or 8%, from $44.3 million in the fiscal quarter ended July 2, 2005 to $40.6 million in the fiscal quarter ended July 1, 2006, and decreased to 28% from 30%, as a percentage of net sales, in the current fiscal quarter. The decrease in gross profit percentage and dollars for the current fiscal quarter is the result of lower sales volumes, increased worldwide material prices and higher depreciation expense relating to increased investment in meter manufacturing infrastructure and new business ventures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal quarter ended July 1, 2006 increased by $1.8 million (including a $0.1 million unfavorable foreign currency impact), or 6%, to $28.8 million, from $27.0 million in the fiscal quarter ended July 2, 2005. Expenses, as a percentage of net sales, increased to 20% from 18% for the fiscal quarter ended July 1, 2006 as compared to the fiscal quarter ended July 1, 2005 attributable to higher payroll costs associated with headcount increases in North America, expansion into China, franchise taxes, higher medical insurance charges and a $0.1 million receivable write-down relating to the bankruptcy filing of Delphi Corporation.

Restructuring Costs. Restructuring costs increased by $0.5 million for the fiscal quarter ended July 1, 2006 to $1.9 million from $1.4 million for the fiscal quarter ended July 2, 2005 attributed to the ongoing European manufacturing restructuring initiatives and actions to rationalize our pipe joining operations.

Amortization of Intangible Assets. Amortization of intangible assets decreased marginally from $5.7 million for the fiscal quarter ended July 2, 2005 to $5.6 million for the fiscal quarter ended July 1, 2006. Amortization expense primarily relates to the intangible assets recorded at the time of the Acquisition for non-competition agreements, customer relationships and patents.

Other Operating Expense, Net. Other operating expense, net of $0.7 million for the fiscal quarter ended July 1, 2006 decreased by $0.1 million compared to $0.8 million for the fiscal quarter ended July 2, 2005. For the fiscal quarter ended July 1, 2006, other operating expense, net consists of the quarterly management fee of $0.6 million paid to The Jordan Company, L.P. and other fees and expenses of $0.1 million.

Interest Expense, Net. Interest expense, net increased $1.2 million for the fiscal quarter ended July 1, 2006 to $10.3 million from $9.1 million for the fiscal quarter ended July 2, 2005 as a result of rising interest rates on our variable-rate debt as compared to the fiscal quarter ended July 2, 2005.

Other Non-Operating Income (Expense), Net. Other non-operating income, net of $2.1 million is related to the gain on the sale of our idle manufacturing facility in France of $1.7 million and net transactional foreign currency gains.

Provision for Income Taxes. Income tax expense was $1.9 million for the fiscal quarter ended July 1, 2006 compared to $2.4 million for the fiscal quarter ended July 2, 2005. The current fiscal period effective tax rate was the result of income taxes being incurred on the taxable income of our global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

Minority Interest. Minority interest expense remained unchanged at $0.1 million for the fiscal quarter ended July 1, 2006 as compared to the fiscal quarter ended July 2, 2005 and is a result of our partners’ share of earnings of $0.2 million for our Algerian joint venture offset by losses of $0.1 million for our Chinese joint ventures.

Net Loss. Net loss of $6.6 million for the fiscal quarter ended July 1, 2006 increased by $2.4 million compared to a net loss of $4.2 million for the fiscal quarter ended July 2, 2005 primarily as a result of lower gross margins, attributable to lower sales volumes and increased material costs.

Non-GAAP Measures

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

The following table sets forth a quantitative reconciliation of the differences between EBITDA and net loss calculated in accordance with GAAP for the fiscal quarters ended July 1, 2006 and July 2, 2005 (in millions):

	Fiscal Quarter Ended July 1, 2006	Fiscal Quarter Ended July 2, 2005
Net loss	$(6.6)	$(4.2)
Depreciation and amortization	11.2	10.2
Interest expense, net	10.3	9.1
Income tax provision	1.9	2.4
Minority interest	0.1	0.1

EBITDA	$16.9	$17.6

EBITDA. EBITDA decreased by $0.7 million from $17.6 million in the fiscal quarter ended July 2, 2005 to $16.9 million in the fiscal quarter ended July 1, 2006 as a result of lower gross margins, attributable to lower sales volumes and increased material costs.

Liquidity and Capital Resources

During the fiscal quarter ended July 1, 2006, we funded our operating, investing and capital requirements through cash on hand. We generally fund operating and capital requirements from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow used in operating activities for the fiscal quarters ended July 1, 2006 and July 2, 2005 was $(20.1) million and $(3.1) million, respectively. The $17.0 million increase in net cash used in operating activities for the current fiscal quarter was primarily the result of lower operating income, increased inventory purchases and reduction of accounts payable.

Working capital as a percentage of net sales decreased to 14% at July 1, 2006 as compared with 17% at July 2, 2005. The decrease was primarily due to higher accounts payable and short-term debt assumed in connection with the Rongtai joint venture acquisition in the prior year second fiscal quarter.

Cash used for investing activities represents payments for capital expenditures, intangibles, business acquisitions and other investments, offset by proceeds from the disposition of property, plant and equipment and business units. Capital expenditures were $3.1 million and $3.8 million for the fiscal quarters ended July 1, 2006 and July 2, 2005, respectively. Capital expenditure requirements are comprised of equipment, molds and tooling for replacement and expenditures for cost reduction, maintenance, safety and expansion. For the full fiscal year 2007, we expect to make capital expenditures of approximately $25.4 million reflecting our continuing emphasis on a growth-oriented capital expenditures program. Business acquisition expenditures of $0.4 million were attributable to progress payments for the net assets of DuPenn Inc., which was consummated in fiscal 2006. Proceeds from sale of assets of $1.7 million is from the sale of our idle manufacturing facility in France.

Cash expenditures for restructuring for the fiscal quarters ended July 1, 2006 and July 2, 2005 totaled $1.5 million and $2.0 million, respectively, and is reflected within cash used in operations. As of July 1, 2006, we had $6.5 million of restructuring accruals reflected on our consolidated balance sheet. Additional restructuring expenses of approximately $3.7 million are expected to be incurred in fiscal 2007 for current and new restructuring programs to rationalize our water meter product lines in Europe.

Cash used in financing activities represents payments for indebtedness to third parties. As a result of the Acquisition, we incurred substantial third-party indebtedness. Our senior credit facilities provide for senior secured financing of $276.2 million, consisting of (a) two term loan facilities in an aggregate amount of $206.2 million, including a $182.0 million U.S. term loan facility and a $24.2 million European term loan facility, and (b) two revolving credit facilities in an aggregate amount of $70.0 million, under one of which $40.0 million is available in the form of U.S. dollar-denominated loans and under the other of which $30.0 million is available in the form of U.S. dollar-denominated loans, or in the form of euro- or U.K. sterling-denominated loans. The term loan facilities mature on December 17, 2010. Borrowing costs under the term loan facility are based on variable rates tied to the London Interbank Offered Rate (“LIBOR”) plus a specified margin, or the greater of the Prime Rate and the Federal Funds Effective Rate (“Alternate Base Rate”) plus a margin. Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities.

We also have $275.0 million of senior subordinated notes outstanding, which mature on December 15, 2013 and bear interest at the rate of 8 5/8% per annum. Interest on the senior subordinated notes is payable semi-annually in June and December of each year. The senior subordinated notes are our unsecured senior subordinated obligations and rank equally in right of payment to all of our senior subordinated debt, subordinated in right of payment to all of our senior debt, including our indebtedness under our senior credit facilities, and senior in right of payment to all of our subordinated debt. The senior subordinated notes are guaranteed on a senior subordinated, unsecured basis by certain of our subsidiaries.

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

The indenture governing the senior subordinated notes contains certain covenants that limit, among other things, our ability to: a) incur additional indebtedness (including by way of guarantee), subject to certain exceptions, unless we meet a consolidated coverage ratio of 2.0 to 1.0 or certain other conditions apply; b) pay dividends or distributions, or make certain types of investments or other restricted payments, unless we meet certain specified conditions; c) create any encumbrance or restriction on our subsidiary guarantors’ ability to pay dividends or distributions, repay loans, make loans or advances or transfer any property or assets to us; d) dispose of certain assets and capital stock of our subsidiary guarantors; e) enter into certain transactions with affiliates; f) engage in any new lines of business in which we were not engaged at the time the senior subordinated notes were issued; or g) engage in certain mergers and consolidations.

As of July 1, 2006, we had $485.6 million of total indebtedness outstanding, consisting of $275.0 million under the senior secured facility, $182.0 million under the U.S. term loan facility, $24.2 million under the European term loan facility, $4.0 million in short-term debt assumed in the Rongtai acquisition and a $0.4 million long-term loan from the Rongtai joint venture partner. Interest expense, net, including amortization of deferred financing costs, was $10.3 million for the fiscal quarter ended July 1, 2006. There are no principal payments due on the term loan facilities until March 2007. There were no borrowings outstanding under the revolving credit facility at July 1, 2006; however, $5.2 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at July 1, 2006.

We believe that cash on hand and expected cash flows from operations, together with available borrowings under the revolving credit facilities constituting part of our senior secured credit facilities, will provide sufficient funds to enable us to fund our planned capital expenditures, make scheduled principal and interest payments and meet our other cash requirements for the foreseeable future; however, we offer no assurances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We are exposed to various market risk factors such as changes in foreign currency rates and fluctuating interest rates.

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of July 1, 2006, assets of foreign subsidiaries constituted approximately 35% of total assets. Foreign currency exchange rate exposure is most significant with respect to our European and South American operations. For the fiscal quarter ended July 1, 2006, net sales were positively impacted by the valuation of foreign currencies, primarily the euro, versus the U.S. dollar by approximately $0.5 million.

Currency transaction exposure. Currency transaction exposure arises when a business or company has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros and Slovakian korunas, to offset the remeasurement impact of currency rate changes on intercompany receivables and payables. These contracts are used to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. Holding all other variables constant, a change in the contracted forward rates of 1% on our forward contracts denominated in the present foreign currencies would result in a gain or loss of $0.1 million, which we believe would offset the impact of currency gains and losses related to certain receivables and payables. We expect to continue to utilize forward contracts to manage foreign currency exchange risks in the future.

Interest rate risk. We have a significant amount of debt, with a large portion being at variable rates. The Company’s total indebtedness as of July 1, 2006 was $485.6 million, of which $206.2 million bears interest at variable rates. As of July 1, 2006, variable-rate borrowings under the senior credit facilities were, at our option, at the adjusted LIBOR plus 2.0% or the Alternate Base Rate plus 1.0%. On May 12, 2006, the Company entered into a second amendment to the Credit Agreement to reduce the interest rates for the Company’s borrowings under the term loan facility. Pursuant to this amendment, the margin on rates linked to LIBOR decreased to 2.0% from 2.5%, and the margin on rates linked to the Alternate Base Rate decreased to 1.0% from 1.5%. At July 1, 2006, the weighted average interest rate on our variable-rate term debt was approximately 6.9% (consisting of approximately 4.9% LIBOR plus 2.0%), all of which was outstanding under the senior credit facilities. Holding all other variables constant, a change in the interest rate of 1% on our variable-rate debt would impact annual interest costs by $1.1 million, after giving effect to the interest rate swaps discussed below.

On December 9, 2005 and March 24, 2006, the Company entered into interest rate swap agreements, each with a notional amount of $50.0 million, to hedge exposure to variable interest rates. The purpose of the swaps, designated as a cash flow hedge, is to effectively hedge the Company’s interest payments on a portion of its variable-rate debt. Under the terms of the swap agreements, which are effective January 20, 2006 and August 22, 2006 and terminate on September 30, 2010 and June 30, 2010, respectively, the Company receives or will receive periodic variable interest payments at the three-month LIBOR and makes or will make periodic payments at a fixed rate of 4.927% and 5.121%, respectively. Changes in the Company’s cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivatives, and therefore changes in the fair value of the swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness of the swaps is required to be recognized in earnings. Other comprehensive income of $0.8 million, net of tax of $0.4 million, recorded during the current fiscal quarter reflects the increase in the fair value of the swaps since inception. We expect to continue to utilize interest rate swap agreements to manage interest rate risk in the future.

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

The Company, along with as many as 200 or more other companies, is a defendant in several lawsuits filed in various state courts in Mississippi by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Because the cases are in initial stages, it is uncertain whether any plaintiffs have dealt with any of the subsidiary’s products, were exposed to an asbestos-containing component part of a product of the subsidiary or whether such part could have been a contributing factor to the alleged illness. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys plc, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the Acquisition.

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

ITEM 1A. Risk Factors

There were no material changes during the fiscal quarter ended July 1, 2006 from risk factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, which was filed with the SEC on June 15, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

ITEM 3. Defaults Upon Senior Securities

(a) None.

(b) None.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended July 1, 2006.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

Date: July 28, 2006	By:	/s/ DANIEL W. HARNESS
Daniel W. Harness Chief Executive Officer and President

Date: July 28, 2006	By:	/s/ PETER MAINZ
Peter Mainz Chief Financial Officer (Principal Financial Officer)

Date: July 28, 2006	By:	/s/ THOMAS D’ORAZIO
Thomas D’Orazio Vice President, Finance (Principal Accounting Officer)

SENSUS METERING SYSTEMS INC.

Date: July 28, 2006	By:	/s/ DANIEL W. HARNESS
Daniel W. Harness Chief Executive Officer and President

Date: July 28, 2006	By:	/s/ PETER MAINZ
Peter Mainz Chief Financial Officer (Principal Financial Officer)

Date: July 28, 2006	By:	/s/ THOMAS D’ORAZIO
Thomas D’Orazio Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 2 and Agreement to the Credit Agreement, dated, May 12, 2006, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.A.R.L., Sensus Metering Systems (Bermuda 2) Ltd., the Lenders and Credit Suisse (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2006 (filed on May 17, 2006)).

10.2	Asset Purchase Agreement, dated June 2, 2006, by and between Sensus Metering Systems Inc. and Advanced Metering Data Systems, L.L.C. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.