Form 10-Q
period 2006-12-30
SENSUS METERING SYSTEMS BERMUDA 2 LTD; SENSUS METERING SYSTEMS INC
filed 2007-01-26
CIK 1281226, 1281223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

As of January 26, 2007, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd., and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	December 30, 2006	March 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21.8	$52.6
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.7 and $1.4 at December 30, 2006 and March 31, 2006, respectively	72.1	88.5
Other	1.5	1.8
Inventories, net	76.1	56.2
Prepayments and other current assets	10.1	9.9
Deferred income taxes	5.2	5.2

Total current assets	186.8	214.2

Property, plant and equipment, net	132.4	136.8
Intangible assets, net	225.1	215.9
Goodwill	367.7	330.5
Deferred income taxes	12.5	12.5
Other long-term assets	23.0	25.2

Total assets	$947.5	$935.1

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$38.4	$60.5
Current portion of long-term debt	2.1	0.6
Short-term borrowings	15.9	4.0
Income taxes payable	—	2.7
Restructuring accruals	2.4	3.0
Accruals and other current liabilities	51.5	57.6

Total current liabilities	110.3	128.4

Long-term debt, less current portion	479.5	481.0
Pensions	49.1	44.8
Deferred income taxes	77.5	77.3
Other long-term liabilities	10.1	9.8
Minority interest	7.7	7.4

Total liabilities	734.2	748.7

Commitments and Contingencies (Note 12)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	243.2	200.0
Accumulated deficit	(27.0)	(10.1)
Accumulated other comprehensive loss	(2.9)	(3.5)

Total stockholder’s equity	213.3	186.4

Total liabilities and stockholder’s equity	$947.5	$935.1

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended December 30, 2006	Fiscal Quarter Ended December 31, 2005	Nine Months Ended December 30, 2006	Nine Months Ended December 31, 2005
NET SALES	$144.7	$146.9	$444.5	$435.8
COST OF SALES	106.4	103.4	321.7	305.7

GROSS PROFIT	38.3	43.5	122.8	130.1
OPERATING EXPENSES:
Selling, general and administrative expenses	26.9	27.1	83.6	81.7
Restructuring costs	1.8	2.2	4.8	4.4
Amortization of intangible assets	6.1	5.6	17.7	16.9
Other operating expense, net	0.7	0.6	2.1	2.2

OPERATING INCOME	2.8	8.0	14.6	24.9
NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(10.6)	(10.1)	(31.4)	(29.1)
Other (expense) income, net	(0.2)	0.2	2.1	(2.0)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(8.0)	(1.9)	(14.7)	(6.2)
(BENEFIT) PROVISION FOR INCOME TAXES	(0.9)	0.4	1.9	4.8

LOSS BEFORE MINORITY INTEREST	(7.1)	(2.3)	(16.6)	(11.0)
MINORITY INTEREST	—	(0.2)	(0.3)	(0.6)

NET LOSS	$(7.1)	$(2.5)	$(16.9)	$(11.6)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended December 30, 2006	Nine Months Ended December 31, 2005
OPERATING ACTIVITIES:
Net loss	$(16.9)	$(11.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	18.3	14.7
Amortization of intangible assets	17.7	16.9
Amortization of deferred financing costs	1.9	1.5
Deferred income taxes	—	0.1
Net (gain) loss on sale of assets	(1.7)	0.1
Non-cash restructuring charges	0.5	—
Net (gain) loss on foreign currency transactions	(1.7)	1.8
Minority interest	0.3	0.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	21.8	17.4
Inventories	(18.0)	(9.0)
Accounts payable, accruals and other current liabilities	(32.3)	(18.0)
Other current assets	1.5	(4.5)
Other long-term assets	(1.7)	(2.2)
Other long-term liabilities	0.2	(0.2)
Income taxes payable	(3.7)	2.8
Pensions	0.6	1.3

Net cash (used in) provided by operating activities	(13.2)	11.7

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(9.8)	(16.8)
Purchases of intangible assets	(0.5)	(1.6)
Rongtai acquisition	(0.6)	(10.9)
DuPenn acquisition	(0.4)	—
AMDS acquisition	(50.5)	—
Proceeds from sale of assets	1.8	0.1
Other	—	0.4

Net cash used in investing activities	(60.0)	(28.8)

FINANCING ACTIVITIES:
Principal payments on debt	(0.2)	(9.2)
Debt issuance costs	(0.6)	—
Increase in borrowings	12.0	0.4
Equity contributions from Bermuda 1 for AMDS acquisition	30.4	—
Proceeds from joint venture partner	—	6.0

Net cash provided by (used in) financing activities	41.6	(2.8)
Effect of exchange rate changes on cash	0.8	(0.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(30.8)	(20.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$52.6	$54.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21.8	$34.9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest	$35.8	$34.0

Income taxes, net of refunds	$5.4	$2.4

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended December 30, 2006, in conjunction with the AMDS acquisition, Sensus Metering Systems (Bermuda 1) Ltd. issued 15,000 vested preference shares to AMDS with an estimated fair value of $12.8 million (Note 2).

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. General

Description of Business

Sensus Metering Systems (Bermuda 2) Ltd. (“Bermuda 2”), a wholly owned subsidiary of Sensus Metering Systems (Bermuda 1) Ltd. (“Bermuda 1”), together with its subsidiaries, referred to herein as the Company, is a leading provider of advanced metering and related communications solutions to the worldwide utility industry. The Company is a global manufacturer of water, gas, heat and electric meters including comprehensive metering communications system solutions that include both automatic meter reading (“AMR”) and advanced metering infrastructure (“AMI”) systems. In addition, the Company produces pipe joining and repair products for water and natural gas utilities and is a supplier of precision-manufactured aluminum die castings.

The Company was formed on December 17, 2003 through the acquisition of the metering systems and certain other businesses of Invensys plc (“Invensys”). Prior to the acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the acquisition are referred to herein as “Invensys Metering Systems.” The acquisition was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of 8 5/8% senior subordinated notes due 2013 (“the Notes”) and equity contributions from Bermuda 1.

Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of the unaudited consolidated financial statements have been included, and the unaudited consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2006 and related notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.

The accompanying consolidated financial statements present results of the Company for the fiscal quarters and nine months ended December 30, 2006 and December 31, 2005, respectively. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 revises disclosure

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements and introduces a prescriptive, annual, tabular roll forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of adopting FIN 48 on its results of operations and overall financial position.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. The Company is currently evaluating the impact FAS 157 will have on its consolidated financial statements. FAS 157 is effective for the Company beginning in fiscal year 2009.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company will adopt FAS 158 related to the funded status in the fiscal year ended after June 15, 2007. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. In the fiscal year ended after December 15, 2008, the Company will adopt this change related to the measurement date. FAS 158 allows employers to choose one of two transition methods to adopt the measurement date requirement, and both methods would result in immediate adjustments to the statement of financial position. The Company is in the process of evaluating both methods. The Company does not anticipate that the adoption of FAS 158 will have a material impact on its financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides the SEC staff’s views regarding the process of quantifying financial statement misstatements and acknowledges the existing diversity in practice in this area. SAB 108 requires companies to assess both the rollover and iron curtain approach to accumulate and quantify misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

2. Acquisition

AMDS. On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Advanced Metering Data Systems, L.L.C. (“AMDS”) for $63.3 million consisting of $50.5 million in cash and 15,000 vested preference shares issued by Bermuda 1 with an estimated fair value of $12.8 million. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. The vested preference shares are redeemable for $15.0 million at the option of the holder once certain future performance targets are achieved. On the earlier of an initial public offering, change of control or the fifth anniversary of the closing date, any vested shares that have not been redeemed for liquidation value or converted into common shares of Bermuda 1 will then become redeemable by Bermuda 1 or convertible regardless of whether the performance measures are met. The estimated

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of the vested preference shares was determined by using a discounted cash flow analysis based on management’s estimate of when specified performance measures will be achieved. This purchase is expected to provide the Company with core capability to deliver comprehensive AMI technology with robust two-way offerings to the electricity market and powerful one-way solutions for the water and gas markets, which complements the Company’s existing AMR technologies.

The following table summarizes the preliminary purchase price allocation as of December 30, 2006 (in millions):

Goodwill	$37.2
Intangible assets	27.3
Net liabilities assumed	(1.2)

Fair value of net assets acquired	$63.3

The preliminary allocation of the purchase price, including transaction costs of $3.0 million, resulted in the recognition of approximately $37.2 million of goodwill. The transaction costs include a fee of $1.5 million paid to The Jordan Company, L.P., a related party, for advisory and consulting services related to the acquisition. The Company preliminarily allocated $27.3 million of the purchase price to intangible assets, consisting of $26.0 million related to developed technology and $1.3 million for licenses.

The Company is also required to make additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. In addition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15.0 million if the specified performance thresholds are achieved over the relevant period. In accordance with FASB Emerging Issues Task Force Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, any additional future cash consideration and the fair value of the unvested preference shares represent additional purchase price and will increase the amount of recorded goodwill when the contingencies are resolved.

The transaction is accounted for in accordance with FASB Statement No. 141 (“FAS 141”), Business Combinations, and is included in the Company’s consolidated financial statements from the date of acquisition. Since the acquisition was not material to the Company’s consolidated results of operations, unaudited pro forma financial information was not required by either FAS 141 or SEC Regulation S-X, and therefore was not presented.

Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares. Accordingly, the estimated fair value of the vested preference shares has been reflected within stockholder’s equity in the accompanying consolidated balance sheet at December 30, 2006 since it represents a capital contribution from Bermuda 1. The Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1.

3. Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill at December 30, 2006 represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc. (“Nexus”) and AMDS over the fair value of the respective net assets acquired. The purchase price allocation for these acquisitions resulted in $367.7 million of goodwill being recorded. The goodwill can be attributed to the value placed on the Company being an

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings and precision die casting markets and the expected synergies resulting from the technology in connection with the Nexus and AMDS acquisitions.

Intangible assets are summarized as follows (in millions):

	December 30, 2006		March 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$367.7	$—	$330.5	$—
Tradenames (indefinite lived)	27.3	—	27.3	—

	395.0	—	357.8	—
Intangible assets subject to amortization:
Distributor and marketing relationships	192.5	(33.7)	193.0	(26.4)
Developed technology	26.0	(1.1)	—	—
Non-competition agreements	30.5	(22.9)	30.5	(17.3)
Patents	15.5	(9.0)	15.1	(6.3)

	264.5	(66.7)	238.6	(50.0)

Total intangible assets	$659.5	$(66.7)	$596.4	$(50.0)

4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

Inventories consist of the following (in millions):

	December 30, 2006	March 31, 2006
Raw materials, parts and supplies	$41.3	$31.7
Work in process	15.4	13.4
Finished goods	22.1	13.3

Allowance for shrink and obsolescence	(2.7)	(2.2)

Inventories, net	$76.1	$56.2

5. Financial Instruments

The Company utilizes derivative instruments, specifically forward contracts and interest rate swap agreements, to manage our exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value.

As of December 30, 2006, the Company had various foreign currency forward contracts outstanding to purchase a) approximately 7.5 million net U.S. dollars by selling approximately GBP 0.1 million and SKK 241.3 million, net and buying EUR 1.5 million and b) approximately EUR 0.8 million by selling approximately ZAR 8.0 million. The outstanding contracts have expiration dates ranging from January 8, 2007 through June 15, 2007. These contracts are arranged to manage the exposure to foreign currency risks related primarily to certain

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intercompany receivable and payable balances denominated in those currencies. Gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income (expense) in our consolidated statements of operations. The Company does not utilize hedge accounting treatment for its forward contracts. The Company recorded a net loss of $1.1 million and $1.6 million on the forward contracts for the fiscal quarter and nine months ended December 30, 2006, respectively, which includes a $1.2 million and $1.5 million realized loss in those respective periods upon settlement of certain contracts. For the fiscal quarter and nine months ended December 31, 2005, the Company recorded a net gain of $0.5 million and $0.6 million, respectively, on the forward contracts, which includes a $0.1 million realized gain and a $0.1 million realized loss in those respective periods.

The Company utilizes interest rate swap agreements to mitigate our exposure to fluctuations in interest rates on variable-rate debt by converting variable-rate debt to fixed-rate debt. On December 9, 2005 and March 24, 2006 (the “trade dates”), the Company entered into interest rate swap agreements, each with a notional amount of $50.0 million, in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at a fixed rate of 4.927% and 5.121%, respectively. The first swap agreement was effective on January 20, 2006 and terminates on September 30, 2010, and the second swap agreement was effective on August 22, 2006 and terminates on June 30, 2010. These interest rate swaps have been designated as cash flow hedges, and changes in the Company’s cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivatives. To the extent the swaps provide an effective hedge, changes in the fair value of the interest rate swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness related to the interest rate swaps will be recorded through earnings. Other comprehensive income of $0.1 million (net of tax of $0.1 million) and other comprehensive loss of $0.3 million (net of tax of $0.3 million) for the fiscal quarter and nine months ended December 30, 2006 reflect the changes in fair value of the interest rate swaps due to fluctuations in interest rates since the trade dates. Other comprehensive loss of $0.3 million for the fiscal quarter and nine months ended December 31, 2005 related to the initial interest rate swap.

6. Restructuring Costs

The following table reflects activity associated with costs related to the Company’s restructuring initiatives that are charged to operations (in millions):

	Fiscal Quarter Ended December 30, 2006	Fiscal Quarter Ended December 31, 2005	Nine Months Ended December 30, 2006	Nine Months Ended December 31, 2005
Severance and other costs related to headcount reduction initiatives and facility closures	$1.3	$2.2	$4.3	$4.4
Asset impairments related to product line discontinuation	0.3	—	0.3	—
Inventory write-down related to product line discontinuation	0.2	—	0.2	—

Restructuring costs charged to operations	$1.8	$2.2	$4.8	$4.4

For the fiscal quarter and nine months ended December 30, 2006, the Company incurred $1.8 million and $4.8 million of restructuring costs, respectively, related to activities to a) rationalize its water meter product lines in Europe, b) exit the motorcycle business (which was obtained in the Rongtai acquisition) and c) realign our research and development facilities pertaining to our fixed-based network solutions. These and other planned activities affect both direct and indirect personnel and will result in a net headcount reduction of approximately 43 employees primarily in the Company’s German water meter production facilities through the end of fiscal 2007.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Charges for restructuring costs comprise the following (in millions):

	Fiscal Quarter Ended December 30, 2006	Fiscal Quarter Ended December 31, 2005	Nine Months Ended December 30, 2006	Nine Months Ended December 31, 2005
Employee severance and exit costs accrued	$0.8	$1.8	$3.5	$3.2
Impairment of long-lived assets	0.3	—	0.3	—
Expensed as incurred	0.7	0.4	1.0	1.2

Total	$1.8	$2.2	$4.8	$4.4

Restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended December 30, 2006	Fiscal Quarter Ended December 31, 2005	Nine Months Ended December 30, 2006	Nine Months Ended December 31, 2005
Balance at beginning of period	$6.1	$5.4	$5.7	$7.0
Cash payments	(1.7)	(0.8)	(4.3)	(3.3)
Accrue for new committed/announced programs	0.8	1.8	3.5	3.2
Foreign currency translation adjustment	0.2	(0.1)	0.5	(0.6)

Balance at end of period	$5.4	$6.3	$5.4	$6.3

Current portion	$2.4	$3.6	$2.4	$3.6
Non-current portion	3.0	2.7	3.0	2.7

Total	$5.4	$6.3	$5.4	$6.3

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. At December 30, 2006, $1.4 million of restricted cash, classified as other long-term assets in the accompanying consolidated balance sheets, was set aside beginning in fiscal 2006 to fund the Company’s early retirement contracts for certain of its German employees.

7. Warranty Obligations

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Warranty reserves are reflected within accruals and other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents a reconciliation of the changes in product warranty reserves (in millions):

	Nine Months Ended December 30, 2006	Nine Months Ended December 31, 2005
Balance at beginning of year	$7.8	$7.8
Warranties issued	3.3	2.7
Settlements made	(3.4)	(2.9)
Foreign currency translation adjustment	0.2	(0.2)

Balance at end of period	$7.9	$7.4

Current portion	$4.4	$3.7
Non-current portion	3.5	3.7

Total	$7.9	$7.4

8. Retirement Benefits

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

Net periodic benefit cost for the German retirement benefit plan consists of the following (in millions):

	Fiscal Quarter Ended December 30, 2006	Fiscal Quarter Ended December 31, 2005	Nine Months Ended December 30, 2006	Nine Months Ended December 31, 2005
Service cost	$0.3	$0.3	$0.8	$0.6
Interest cost	0.5	0.6	1.5	1.6
Amortization of prior service cost	—	—	0.1	—
Recognized net actuarial loss	0.1	—	0.2	—

Net periodic benefit cost	$0.9	$0.9	$2.6	$2.2

Net periodic benefit cost for the U.S. retirement benefit plan consists primarily of service cost and was $0.3 million and $0.1 million for the fiscal quarters ended December 30, 2006 and December 31, 2005, respectively, and $0.8 million and $0.7 million for the nine months ended December 30, 2006 and December 31, 2005, respectively. The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. retirement benefit plan. The Company contributed approximately $1.3 million in the first nine months of fiscal 2007 to its U.S. plan and expects to contribute approximately $0.2 million during the remainder of the current fiscal year.

9. Business Segment Information

Reporting Segments. The Company has two principal product groups: metering systems products and support products. Metering systems products include metering, AMR and/or AMI, communications systems and

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

four principal metering product categories: water, gas, heat and electricity. Support products include pipe joining and repair products and die casting products. The two product groups, plus corporate operations, are organized into two reporting segments: Metering and Related Communication Systems and All Other.

Metering and Related Communication Systems revenues consist solely of third-party sales, and All Other revenues consist of third-party and inter-segment sales.

Inter-segment sales generally approximate cost. Cost of sales is based on standard cost, which includes materials, direct labor, warranty expense, overhead allocation, as well as variances from standard costs. Operating expenses directly associated with the reporting group may include sales, marketing, product development and administrative expenses and amortization of intangible assets.

Corporate operating expenses, interest expense, amortization of intangible assets and deferred financing costs, and management fees are not allocated to the product lines and are incorporated in the All Other operating segment.

Reporting Segment Products

Reporting Segment	Major Products
Metering and Related Communication Systems	Commercial and residential water, gas, electric and heat meters and AMR and AMI systems used by utilities. AMR systems include handheld and mobile radio-frequency reading systems and fixed network AMI systems. All metering reading system solutions include installation services and ongoing systems support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides changes in trends or components of revenue, operating income (loss) and pre-tax profit (loss) before minority interest for each segment (in millions):

	Fiscal Quarter Ended		Nine Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Segment revenues
Metering and related communication systems	$116.4	$115.3	$353.7	$351.6
All other	29.6	34.6	100.5	94.3
Eliminations of inter-segment sales	(1.3)	(3.0)	(9.7)	(10.1)

Total	$144.7	$146.9	$444.5	$435.8

Operating income (loss)
Metering and related communication systems	$2.5	$8.0	$13.8	$25.6
All other	0.3	—	0.8	(0.7)

Total	$2.8	$8.0	$14.6	$24.9

Profit (loss) before income taxes and minority interest
Metering and related communication systems	$2.1	$7.2	$14.6	$22.3
All other	(10.1)	(9.1)	(29.3)	(28.5)

Total	$(8.0)	$(1.9)	$(14.7)	$(6.2)

Geographic Information. Net sales to third parties and long-lived assets, which include property, plant and equipment (net), intangible assets (net) and goodwill, by geographic region are as follows (in millions):

	Net Sales		Long-Lived Assets
	Nine Months Ended December 30, 2006	Nine Months Ended December 31, 2005	December 30, 2006	March 31, 2006
North America	$293.3	$305.6	$594.5	$552.3
Europe, Middle East, Africa	128.7	114.4	107.7	107.1
South America	11.0	7.5	1.3	1.4
Asia	11.5	8.3	21.7	22.4

Total	$444.5	$435.8	$725.2	$683.2

Net sales are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Comprehensive Loss

Comprehensive loss consists of the following (in millions):

	Fiscal Quarter Ended December 30, 2006	Fiscal Quarter Ended December 31, 2005	Nine Months Ended December 30, 2006	Nine Months Ended December 31, 2005
Net loss	$(7.1)	$(2.5)	$(16.9)	$(11.6)
Other comprehensive income (loss):
Foreign currency translation adjustment	0.6	—	0.9	1.9
Unrealized gain (loss) on interest rate swaps, net of tax	0.1	(0.3)	(0.3)	(0.3)

Comprehensive loss	$(6.4)	$(2.8)	$(16.3)	$(10.0)

11. Income Taxes

The Company’s effective tax rates are the result of income taxes being incurred on the taxable income of the Company’s global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain. The income tax benefit for the current fiscal quarter and the lower income tax expense for the current nine-month period is a result of lower sales and lower gross profit.

12. Commitments and Contingencies

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

The Company, as well as many other third parties, has been named as a defendant in several lawsuits related to illnesses from exposure to asbestos or asbestos-containing products. The complaints fail to specify which plaintiffs allegedly were involved with the Company’s products, and because the cases are in initial stages, it is uncertain whether any plaintiffs have asbestos-related illnesses or dealt with the Company’s products, much less whether any plaintiffs were exposed to an asbestos-containing component part of the Company’s product or whether such part could have been a substantial contributing factor to the alleged illness. The Company is unable to estimate the amount of its exposure, if any, related to these claims at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s net earnings or financial position.

The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At December 30, 2006, the Company had $5.1 million of letters of credit outstanding with varying expiration dates.

13. Stock Compensation

On April 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, which requires that the compensation cost related to share-based payment transactions be recognized in the financial

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements based on estimated fair values. Bermuda 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer rights, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement. As of December 30, 2006, there were 2,000,000 restricted shares of Bermuda 1 authorized and 1,037,000 shares issued and outstanding. The outstanding restricted shares were purchased for $0.01 of cash consideration. No compensation expense related to the Plan was recognized for the fiscal quarter or nine months ended December 30, 2006 or any previously reported periods as the Company concluded that the fair value of such shares was not material to the consolidated statement of operations.

14. Guarantor Subsidiaries

The following tables present the condensed consolidating balance sheets at December 30, 2006 (unaudited) and March 31, 2006 and unaudited statements of operations and cash flows for the fiscal quarters and nine months ended December 30, 2006 and December 31, 2005, as applicable, for: a) Bermuda 2 (referred to as Parent), b) Sensus Metering Systems Inc. (“SMS Inc.”), the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Bermuda 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Bermuda 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because SMS Inc. and the Guarantor Subsidiaries are 100% owned by Bermuda 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

The Company merged its subsidiaries, SMS Inc., Sensus Metering Systems North America Inc. (“SMS NA”) and Sensus Metering Headquarters Corporation (“SMS HQ”), on October 1, 2005 for the purpose of simplifying the Company’s corporate structure. The results of operations for SMS NA and SMS HQ, which were previously reported with the Guarantor Subsidiaries, are currently reported with the results of operations of the Issuer. The condensed consolidating balance sheets of the Company at December 30, 2006 (unaudited) and March 31, 2006 and the unaudited statements of operations and cash flows for the fiscal quarter and nine months ended December 30, 2006 and December 31, 2005, as applicable, reflect this merger.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (unaudited)

December 30, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$3.4	$(0.2)	$18.6	$—	$21.8
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	26.5	9.1	36.5	—	72.1
From affiliates	(2.1)	26.4	1.6	(25.9)	—	—
Other	—	—	1.1	0.4	—	1.5
Inventories, net	—	27.0	15.5	33.6	—	76.1
Prepayments and other current assets	—	2.5	1.1	6.5	—	10.1
Deferred income taxes	—	4.7	(0.1)	0.6	—	5.2

Total current assets	(2.1)	90.5	28.1	70.3	—	186.8

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	36.8	31.6	64.0	—	132.4
Intangible assets, net	—	147.3	14.2	63.6	—	225.1
Goodwill	—	247.9	54.7	65.1	—	367.7
Investment in subsidiaries	677.5	128.0	—	—	(805.5)	—
Deferred income taxes	—	1.8	9.1	1.6	—	12.5
Other long-term assets	0.2	18.0	0.4	4.4	—	23.0

Total assets	$675.6	$1,103.5	$138.1	$298.1	$(1,267.8)	$947.5

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$12.3	$4.5	$21.6	$—	$38.4
Current portion of long-term debt	—	1.9	—	0.2	—	2.1
Short-term borrowings	—	12.0	—	3.9	—	15.9
Income taxes payable	—	5.4	(5.9)	0.5	—	—
Restructuring accruals	—	—	—	2.4	—	2.4
Accruals and other current liabilities	—	18.5	4.2	28.8	—	51.5

Total current liabilities	—	50.1	2.8	57.4	—	110.3

Notes payable to affiliates	462.3	(79.1)	10.7	68.4	(462.3)	—
Long-term debt, less current portion	—	455.1	—	24.4	—	479.5
Pensions	—	0.4	0.4	48.3	—	49.1
Deferred income taxes	—	51.6	4.0	21.9	—	77.5
Other long-term liabilities	—	3.4	2.0	4.7	—	10.1
Minority interest	—	—	—	7.7	—	7.7

Total liabilities	462.3	481.5	19.9	232.8	(462.3)	734.2

Stockholders’ equity	213.3	622.0	118.2	65.3	(805.5)	213.3

Total liabilities and stockholders’ equity	$675.6	$1,103.5	$138.1	$298.1	$(1,267.8)	$947.5

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$26.7	$0.7	$25.2	$—	$52.6
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	39.7	9.4	39.4	—	88.5
From affiliates	(2.0)	28.7	2.5	(29.2)	—	—
Other	—	0.1	1.4	0.3	—	1.8
Inventories, net	—	21.7	9.6	24.9	—	56.2
Prepayments and other current assets	—	4.5	0.5	4.9	—	9.9
Deferred income taxes	—	4.7	(0.1)	0.6	—	5.2

Total current assets	(2.0)	126.1	24.0	66.1	—	214.2

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	39.5	34.2	63.1	—	136.8
Intangible assets, net	—	159.6	16.6	39.7	—	215.9
Goodwill	—	244.9	54.7	30.9	—	330.5
Investment in subsidiaries	650.5	108.3	—	—	(758.8)	—
Deferred income taxes	—	1.9	9.0	1.6	—	12.5
Other long-term assets	0.2	21.3	1.3	2.4	—	25.2

Total assets	$648.7	$1,134.8	$139.8	$232.9	$(1,221.1)	$935.1

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$27.4	$11.5	$21.6	$—	$60.5
Current portion of long-term debt	—	0.5	—	0.1	—	0.6
Short-term borrowings	—	—	—	4.0	—	4.0
Income taxes payable	—	4.3	(2.8)	1.2	—	2.7
Restructuring accruals	—	0.1	—	2.9	—	3.0
Accruals and other current liabilities	—	27.6	4.4	25.6	—	57.6

Total current liabilities	—	59.9	13.1	55.4	—	128.4

Notes payable to affiliates	462.3	(23.2)	20.8	2.4	(462.3)	—
Long-term debt, less current portion	—	456.5	—	24.5	—	481.0
Pensions	—	1.2	—	43.6	—	44.8
Deferred income taxes	—	51.3	4.1	21.9	—	77.3
Other long-term liabilities	—	3.4	2.0	4.4	—	9.8
Minority interest	—	—	—	7.4	—	7.4

Total liabilities	462.3	549.1	40.0	159.6	(462.3)	748.7

Stockholders’ equity	186.4	585.7	99.8	73.3	(758.8)	186.4

Total liabilities and stockholders’ equity	$648.7	$1,134.8	$139.8	$232.9	$(1,221.1)	$935.1

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended December 30, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$68.9	$25.8	$54.7	$(4.7)	$144.7
Cost of sales	—	48.9	20.7	41.5	(4.7)	106.4

Gross profit	—	20.0	5.1	13.2	—	38.3

Selling, general and administrative expenses	—	13.2	(0.7)	14.4	—	26.9
Restructuring costs	—	0.2	0.1	1.5	—	1.8
Amortization of intangible assets	—	3.8	0.8	1.5	—	6.1
Other operating expense, net	—	0.6	—	0.1	—	0.7

Operating income (expense)	—	2.2	4.9	(4.3)	—	2.8

Non-operating (expense) income:
Interest expense, net	—	(9.4)	(0.2)	(1.0)	—	(10.6)
Equity in (loss) earnings of subsidiaries	(7.1)	6.8	—	—	0.3	—
Other (expense) income, net	—	(0.3)	—	0.1	—	(0.2)

(Loss) income before income taxes	(7.1)	(0.7)	4.7	(5.2)	0.3	(8.0)

Provision (benefit) for income taxes	—	0.3	(1.3)	0.1	—	(0.9)

Net (loss) income	$(7.1)	$(1.0)	$6.0	$(5.3)	$0.3	$(7.1)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Nine Months Ended December 30, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$210.6	$90.4	$166.9	$(23.4)	$444.5
Cost of sales	—	148.0	72.0	125.1	(23.4)	321.7

Gross profit	—	62.6	18.4	41.8	—	122.8

Selling, general and administrative expenses	—	42.9	0.3	40.4	—	83.6
Restructuring costs	—	0.2	0.1	4.5	—	4.8
Amortization of intangible assets	—	11.7	2.4	3.6	—	17.7
Other operating expense, net	—	2.0	—	0.1	—	2.1

Operating income (loss)	—	5.8	15.6	(6.8)	—	14.6

Non-operating (expense) income:
Interest expense, net	(0.1)	(27.5)	(0.7)	(3.1)	—	(31.4)
Equity in (loss) earnings of subsidiaries	(16.8)	19.7	—	—	(2.9)	—
Other income, net	—	—	—	2.1	—	2.1

(Loss) income before income taxes and minority interest	(16.9)	(2.0)	14.9	(7.8)	(2.9)	(14.7)

Provision (benefit) for income taxes	—	4.6	(3.5)	0.8	—	1.9

(Loss) income before minority interest	(16.9)	(6.6)	18.4	(8.6)	(2.9)	(16.6)

Minority interest	—	—	—	(0.3)	—	(0.3)

Net (loss) income	$(16.9)	$(6.6)	$18.4	$(8.9)	$(2.9)	$(16.9)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended December 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$77.2	$27.6	$44.8	$(2.7)	$146.9
Cost of sales	—	51.5	21.8	32.8	(2.7)	103.4

Gross profit	—	25.7	5.8	12.0	—	43.5

Selling, general and administrative expenses	—	13.9	0.2	13.0	—	27.1
Restructuring costs	—	0.1	—	2.1	—	2.2
Amortization of intangible assets	—	3.9	0.8	0.9	—	5.6
Other operating expense, net	—	0.6	—	—	—	0.6

Operating income (loss)	—	7.2	4.8	(4.0)	—	8.0

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(9.3)	0.3	(1.0)	—	(10.1)
Equity in (loss) earnings of subsidiaries	(2.4)	5.2	(0.1)	—	(2.7)	—
Other (expense) income, net	—	(0.1)	—	0.3	—	0.2

(Loss) income before income taxes and minority interest	(2.5)	3.0	5.0	(4.7)	(2.7)	(1.9)

Provision (benefit) for income taxes	—	0.3	(0.1)	0.2	—	0.4

(Loss) income before minority interest	(2.5)	2.7	5.1	(4.9)	(2.7)	(2.3)

Minority interest	—	—	—	(0.2)	—	(0.2)

Net (loss) income	$(2.5)	$2.7	$5.1	$(5.1)	$(2.7)	$(2.5)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Nine Months Ended December 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$77.2	$228.9	$135.9	$(6.2)	$435.8
Cost of sales	—	51.5	161.3	99.1	(6.2)	305.7

Gross profit	—	25.7	67.6	36.8	—	130.1

Selling, general and administrative expenses	—	14.0	29.0	38.7	—	81.7
Restructuring costs	—	0.1	0.4	3.9	—	4.4
Amortization of intangible assets	—	7.7	6.8	2.4	—	16.9
Other operating expense, net	—	0.6	1.6	—	—	2.2

Operating income (loss)	—	3.3	29.8	(8.2)	—	24.9

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(28.0)	1.5	(2.5)	—	(29.1)
Equity in (loss) earnings of subsidiaries	(11.5)	29.4	1.0	—	(18.9)	—
Other expense, net	—	(0.1)	(0.2)	(1.7)	—	(2.0)

(Loss) income before income taxes and minority interest	(11.6)	4.6	32.1	(12.4)	(18.9)	(6.2)

Provision for income taxes	—	0.8	3.1	0.9	—	4.8

(Loss) income before minority interest	(11.6)	3.8	29.0	(13.3)	(18.9)	(11.0)

Minority interest	—	—	—	(0.6)	—	(0.6)

Net (loss) income	$(11.6)	$3.8	$29.0	$(13.9)	$(18.9)	$(11.6)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Nine Months Ended December 30, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(16.9)	$(6.6)	$18.4	$(8.9)	$(2.9)	$(16.9)
Non-cash adjustments	—	19.2	6.3	9.8	—	35.3
Undistributed equity in loss (earnings) of subsidiaries	16.8	(19.7)	—	—	2.9	—
Changes in operating assets and liabilities	0.1	(2.8)	(24.0)	(4.9)	—	(31.6)

Net cash (used in) provided by operating activities	—	(9.9)	0.7	(4.0)	—	(13.2)

Investing activities
Expenditures for property, plant and equipment and intangibles	—	(4.4)	(1.6)	(4.3)	—	(10.3)
Acquisitions, net	—	(50.9)	—	(0.6)	—	(51.5)
Other investments	—	—	—	1.8	—	1.8

Net cash used in investing activities	—	(55.3)	(1.6)	(3.1)	—	(60.0)

Financing activities
Principal payment on debt	—	—	—	(0.2)	—	(0.2)
Debt issuance costs	—	(0.5)	—	(0.1)	—	(0.6)
Increase in borrowings	—	12.0	—	—	—	12.0
Equity contributions for AMDS acquisition	—	30.4	—	—	—	30.4

Net cash provided by (used in) financing activities	—	41.9	—	(0.3)	—	41.6

Effect of exchange rate changes on cash	—	—	—	0.8	—	0.8
Decrease in cash and cash equivalents	$—	$(23.3)	$(0.9)	$(6.6)	$—	$(30.8)

Cash and cash equivalents at beginning of year	$—	$26.7	$0.7	$25.2	$—	$52.6

Cash and cash equivalents at end of period	$—	$3.4	$(0.2)	$18.6	$—	$21.8

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Nine Months Ended December 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(11.6)	$12.9	$29.0	$(13.9)	$(28.0)	$(11.6)
Non-cash adjustments	—	11.0	13.6	11.1	—	35.7
Undistributed equity in loss (earnings) of subsidiaries	11.5	(29.4)	(1.0)	—	18.9	—
Changes in operating assets and liabilities	0.1	35.5	(69.8)	12.7	9.1	(12.4)

Net cash provided by (used in) operating activities	—	30.0	(28.2)	9.9	—	11.7

Investing activities
Expenditures for property, plant and equipment and intangibles	—	(1.7)	(11.0)	(5.7)	—	(18.4)
Acquisitions, net	—	—	—	(10.9)	—	(10.9)
Proceeds from sale of assets	—	—	—	0.4	—	0.4
Other investments	—	—	—	0.1	—	0.1

Net cash used in investing activities	—	(1.7)	(11.0)	(16.1)	—	(28.8)

Financing activities
Principal payments on debt	—	(9.0)	—	(0.2)	—	(9.2)
Proceeds from issuance of debt	—	—	—	0.4	—	0.4
Proceeds from joint venture partner	—	—	—	6.0	—	6.0

Net cash (used in) provided by financing activities	—	(9.0)	—	6.2	—	(2.8)

Effect of exchange rate changes on cash	—	—	—	(0.1)	—	(0.1)
Increase (decrease) in cash and cash equivalents	$—	$19.3	$(39.2)	$(0.1)	$—	$(20.0)

Cash and cash equivalents at beginning of year	$—	$—	$39.1	$15.8	$—	$54.9

Cash and cash equivalents at end of period	$—	$19.3	$(0.1)	$15.7	$—	$34.9

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

We operate on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. References herein to a fiscal quarter refer to the three-month period ended as of that date. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter and nine months ended December 30, 2006 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2006 and related notes thereto included in our Annual Report on Form 10-K filed with the SEC.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us” or “our” refers to Sensus Metering Systems (Bermuda 2) Ltd. and its consolidated subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

General

We are a leading provider of advanced metering and related communications systems to the worldwide utility industry, and we and our predecessors have over a century of experience in designing and manufacturing metering products. We are the largest global manufacturer of water meters and have a substantial share of the sales of automatic meter reading (“AMR”) devices to North American water utilities. We have enhanced our meter reading systems portfolio in North America with a radio frequency fixed network advanced metering infrastructure (“AMI”) solution for our electric, gas and water utility customers. Additionally, we believe that we are a leading global developer and manufacturer of gas and heat metering systems and are an emerging participant in the North American electric metering market with iCon®, our solid-state electric meter. We are recognized throughout the metering industry for developing and manufacturing metering products with long-term accuracy and unique product features, as well as for providing comprehensive customer service for all of our products. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

History

The Company was formed on December 17, 2003 through the acquisition of the metering systems and certain other businesses of Invensys plc. We and our predecessors have been supplying metering and related products for over a century.

Recent Acquisition

AMDS. On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of Advanced Metering Data Systems, L.L.C. (“AMDS”) for $63.3 million consisting of $50.5 million in cash and 15,000 vested preference shares issued by Sensus Metering Systems (Bermuda 1) Ltd. (“Bermuda 1”) with an estimated fair value of $12.8 million. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. The vested preference shares are redeemable for $15.0 million at the option of the holder once certain future performance targets are achieved. On the earlier of an initial public offering, change of control or the fifth anniversary of the closing date, any vested shares that have not been redeemed for liquidation value or converted into common shares of Bermuda 1 will then become redeemable by Bermuda 1 or convertible regardless of whether the performance measures are met. This purchase is expected to provide the Company with core capability to deliver comprehensive AMI technology with robust two-way offerings to the electricity market and powerful one-way solutions for the water and gas markets, which complements the Company’s existing AMR technologies.

The Company is also required to make additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. In addition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15.0 million if the specified performance thresholds are achieved over the relevant period. Any additional future cash consideration and the fair value of the unvested preference shares represent additional purchase price and will increase the amount of recorded goodwill when the contingencies are resolved.

Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares. Accordingly, the estimated fair value of the vested preference shares has been reflected within stockholder’s equity in the accompanying consolidated balance sheet at December 30, 2006 since it represents a capital contribution from Bermuda 1. The Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1.

Other Information about Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	December 30, 2006	September 30, 2006	July 1, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Orders (in millions)	$168.9	$162.0	$150.6	$170.5	$151.7	$153.9
Total net sales (in millions)	$144.7	$153.2	$146.6	$178.1	$146.9	$142.1
Employees	3,743	3,831	3,835	3,859	3,880	3,914

Backlog

The Company’s total backlog at December 30, 2006 and December 31, 2005 was $84.5 million and $63.8 million, respectively. The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders.

Results of Operations

The following table provides summary results of operations of the Company for the periods presented:

(in millions)	Fiscal Quarter Ended December 30, 2006%		Fiscal Quarter Ended December 31, 2005%		Nine Months Ended December 30, 2006%		Nine Months Ended December 31, 2005%
Net sales	$144.7	100%	$146.9	100%	$444.5	100%	$435.8	100%
Gross profit	38.3	26%	43.5	30%	122.8	28%	130.1	30%
Selling, general and administrative expenses	26.9	19%	27.1	18%	83.6	19%	81.7	19%
Restructuring costs	1.8	1%	2.2	1%	4.8	1%	4.4	1%
Amortization of intangible assets	6.1	4%	5.6	4%	17.7	4%	16.9	4%
Other operating expense, net	0.7	—	0.6	1%	2.1	1%	2.2	1%

Operating income	2.8	2%	8.0	6%	14.6	3%	24.9	5%
Interest expense, net	(10.6)	(7)%	(10.1)	(7)%	(31.4)	(7)%	(29.1)	(7)%
Other non-operating (expense) income, net	(0.2)	—	0.2	—	2.1	1%	(2.0)	—

Loss before income taxes and minority interest	(8.0)	(5)%	(1.9)	(1)%	(14.7)	(3)%	(6.2)	(2)%
(Benefit) provision for income taxes	(0.9)	—	0.4	1%	1.9	1%	4.8	1%

Loss before minority interest	(7.1)	(5)%	(2.3)	(2)%	(16.6)	(4)%	(11.0)	(3)%
Minority interest	—	—	(0.2)	—	(0.3)	—	(0.6)	—

Net loss	$(7.1)	(5)%	$(2.5)	(2)%	$(16.9)	(4)%	$(11.6)	(3)%

Fiscal Quarter and Nine Months Ended December 30, 2006 Compared with Fiscal Quarter and Nine Months Ended December 31, 2005

Net Sales. Net sales decreased $2.2 million (including a $3.3 million favorable foreign currency impact), or 1%, from $146.9 million in the fiscal quarter ended December 31, 2005 to $144.7 million in the fiscal quarter ended December 30, 2006. This decrease resulted from lower sales volumes related to U.S. distributor consolidations and a slowdown in new housing starts. For the nine months ended December 30, 2006, net sales increased $8.7 million (including a $6.1 million favorable foreign currency impact), or 2%, to $444.5 million from $435.8 million in the nine months ended December 31, 2005. This increase was due to continued growth in the underlying markets and in AMR and AMI applications, expansion into new markets in Europe and China and strengthening economies in Central Europe and South America, despite the aforementioned lower sales volumes.

North American sales of water meters decreased $6.3 million, or 11%, from $57.1 million in the fiscal quarter ended December 31, 2005 to $50.8 million in the fiscal quarter ended December 30, 2006. For the nine months ended December 30, 2006, North American sales of water meters decreased $13.9 million, or 8%, to $159.6 million from $173.5 million for the nine months ended December 31, 2005. This decrease was primarily the result of U.S. distributor consolidations and the migration to new products.

Gas meter sales decreased $3.0 million, or 20%, for the fiscal quarter ended December 30, 2006 as compared to the prior year fiscal quarter, and decreased $5.0 million, or 11%, for the nine months ended December 30, 2006 compared to the prior year nine-month fiscal period principally due to lower residential gas meter sales. Electric/AMI meter sales increased $1.6 million and $3.2 million for the fiscal quarter and nine months ended December 30, 2006, respectively, as compared to the fiscal quarter and nine months ended December 31, 2005, due to continued growth in sales of our iCon® electric meter products and expansion of our product line into multiphase and broader AMI applications.

The Europe/Middle East/Africa meter market experienced an increase in sales of $6.6 million, or 19%, and $14.3 million, or 13% (including favorable foreign currency impacts), for the fiscal quarter and nine months ended December 30, 2006, respectively, as compared to the fiscal quarter and nine months ended December 31, 2005. These increases were principally the result of growth in Eastern Europe and Africa, entry into new markets, increased bulk meter sales and a strengthening economy in Central Europe. South American sales increased $2.2 million and $3.5 million (including favorable foreign currency impacts), for the fiscal quarter and nine months ended December 30, 2006, respectively, as compared to the fiscal quarter and nine months ended December 31, 2005, due to increased domestic water meter system sales in Brazil and Chile resulting from new customers.

Sales from our precision die casting products decreased $2.4 million, or 15%, in the fiscal quarter ended December 30, 2006 as compared to the prior year fiscal quarter, due to the soft automotive market in the U.S., and increased $5.9 million, or 16%, in the nine months ended December 30, 2006 as compared to the prior year nine-month fiscal period, principally due to expansion into China and pass down of aluminum price increases to our customers. Excluding the impact of aluminum price increases, sales decreased 21% in the current fiscal quarter as compared to the prior year fiscal quarter and increased 7% in the nine months ended December 30, 2006 as compared to the nine months ended December 31, 2005. Pipe joining and repair products sales decreased $0.9 million for the current fiscal quarter compared to the prior year fiscal quarter due to a slowdown in new housing starts, and increased $0.7 million for the nine months ended December 30, 2006 as compared to the corresponding prior year period as a result of price increases.

Our top ten customers accounted for approximately 31% of net sales in the nine months ended December 30, 2006. Sales to distributors affiliated with The Home Depot, Inc. constituted approximately 13% of net sales in the nine months ended December 30, 2006. No other individual customer accounted for more than 5% of net sales.

We expect that net sales will be strong for the remainder of the fiscal year, as indicated by the largest backlog in the Company’s history, with increases over the prior fiscal year from higher demand for AMR systems, AMI applications, new product offerings, expansion into new markets and improved sales in Europe/Middle East/Africa and South America.

Gross Profit. Gross profit decreased $5.2 million (including a $0.8 million favorable foreign currency impact), or 12%, from $43.5 million in the fiscal quarter ended December 31, 2005 to $38.3 million in the fiscal quarter ended December 30, 2006. The decrease in gross profit for the current fiscal quarter was due to lower sales volumes, increased material costs for copper and aluminum and higher depreciation expense related to increased investment in manufacturing infrastructure and new business ventures as compared to the prior year fiscal quarter. For the nine months ended December 30, 2006, gross profit decreased $7.3 million (including a $1.6 million favorable foreign exchange impact), or 6%, to $122.8 million from $130.1 million for the nine months ended December 31, 2005. The decrease in gross profit for the current nine-month period was the result of higher sales being more than offset by an unfavorable product mix and the aforementioned increased material costs and higher depreciation expense. In connection with the purchase method of accounting, the Company recorded an inventory write-up to estimated fair value of $0.7 million related to inventories acquired in the AMDS acquisition in the nine months ended December 30, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal quarter ended December 30, 2006 decreased $0.2 million (including a $0.9 million unfavorable foreign currency impact) to $26.9 million from $27.1 million in the fiscal quarter ended December 31, 2005. This decrease in SG&A expenses, excluding the foreign currency impact, as compared to the prior year fiscal quarter, was primarily due to lower bad debt expense related to the Delphi bankruptcy. For the nine months ended December 30, 2006, SG&A expenses increased $1.9 million (including a $1.5 million unfavorable foreign currency impact) to $83.6 million from $81.7 million for the nine months ended December 31, 2005 due to our expansion into China, the AMDS acquisition and higher medical insurance charges, which were partially offset by lower bad debt expense and the benefits of restructuring in Europe.

Restructuring Costs. Restructuring costs decreased $0.4 million and increased $0.4 million for the fiscal quarter and nine months ended December 30, 2006, respectively. The decrease in the current fiscal quarter was related to timing differences in the European manufacturing restructuring initiatives, partially offset by activities to exit the motorcycle business (which was obtained in the Rongtai acquisition) and to realign our research and development (“R&D”) facilities pertaining to our fixed-based network solutions. The increase in the current nine-month period was attributed to the aforementioned European initiatives and activities related to Rongtai and our R&D facilities.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets increased from $5.6 million for the fiscal quarter ended December 31, 2005 to $6.1 million for the fiscal quarter ended December 30, 2006. For the nine months ended December 30, 2006, amortization of intangible assets increased to $17.7 million from $16.9 million for the nine months ended December 31, 2005. These increases were due to the acquired intangible assets of AMDS.

Other Operating Expense, Net. Other operating expense, net of $0.7 million, which represents a management fee paid to The Jordan Company, L.P., for the fiscal quarter ended December 30, 2006 increased $0.1 million compared to $0.6 million for the fiscal quarter ended December 31, 2005. For the nine months ended December 30, 2006, other operating expense, net decreased $0.1 million to $2.1 million from $2.2 million for the nine months ended December 31, 2005. Other operating expense, net for the nine months ended December 30, 2006 consisted of a management fee of $2.0 million paid to The Jordan Company, L.P. and other fees and expenses of $0.1 million.

Interest Expense, Net. Interest expense, net increased $0.5 million and $2.3 million for the fiscal quarter and nine months ended December 30, 2006, respectively, due to higher interest rates on our variable-rate debt and increased short-term borrowings under the Company’s U.S. revolving credit facility for the current quarter and nine months ended compared to the prior year fiscal quarter and nine months ended. The higher interest rates on our variable-rate debt were partially offset by the impact of the Company’s interest rate swap agreements discussed below.

Other Non-Operating (Expense) Income, Net. Other non-operating expense, net of $0.2 million for the fiscal quarter ended December 30, 2006 was due to net transactional foreign currency losses. Other non-operating income, net of $2.1 million for the nine months ended December 30, 2006 was primarily related to the gain on the sale of our idle manufacturing facility in France of $1.7 million and net transactional foreign currency gains.

(Benefit) Provision for Income Taxes. Income tax benefit was $0.9 million and income tax expense was $1.9 million for the fiscal quarter and nine months ended December 30, 2006, respectively, compared to income tax expense of $0.4 million and $4.8 million for the fiscal quarter and nine months ended December 31, 2005, respectively. The income tax benefit for the current fiscal quarter and the lower income tax expense for the current nine-month period was a result of lower sales and lower gross profit. The Company’s effective tax rates were the result of income taxes being incurred on the taxable income of our global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

Minority Interest. Minority interest expense increased $0.2 million and $0.3 million for the fiscal quarter and nine months ended December 30, 2006, respectively, as compared to the fiscal quarter and nine months ended December 31, 2005 and was essentially attributable to our Algerian joint venture.

Net Loss. Net loss of $7.1 million for the fiscal quarter ended December 30, 2006 increased $4.6 million compared to a net loss of $2.5 million for the fiscal quarter ended December 31, 2005, primarily as a result of lower gross profit. For the nine months ended December 30, 2006, net loss increased $5.3 million to $16.9 million from $11.6 million for the nine months ended December 31, 2005, as a result of lower gross profit and higher SG&A expenses, partially offset by higher other non-operating income (expense).

Non-GAAP Measures

The discussion of EBITDA is being provided because management considers EBITDA to be an important measure of financial performance. Management believes that EBITDA provides useful information for our investors for trending, analyzing and benchmarking the performance and value of our business. Management also believes that EBITDA is useful in assessing performance because items within our consolidated statements of operations, such as depreciation, amortization and interest expense, are significantly impacted by the acquisition of Invensys Metering Systems. Internally, EBITDA is used as a financial measure to assess the performance of our business and is an important measure in our incentive compensation plans. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

The following table sets forth a quantitative reconciliation of the differences between EBITDA and net loss calculated in accordance with GAAP (in millions):

	Fiscal Quarter Ended December 30, 2006	Fiscal Quarter Ended December 31, 2005	Nine Months Ended December 30, 2006	Nine Months Ended December 31, 2005
Net loss	$(7.1)	$(2.5)	$(16.9)	$(11.6)
Depreciation and amortization	12.5	11.1	36.0	31.6
Interest expense, net	10.6	10.1	31.4	29.1
Income tax (benefit) provision	(0.9)	0.4	1.9	4.8
Minority interest	—	0.2	0.3	0.6

EBITDA	$15.1	$19.3	$52.7	$54.5

EBITDA. EBITDA decreased $4.2 million and $1.8 million in the fiscal quarter and nine months ended December 30, 2006 primarily as a result of lower gross margins.

Liquidity and Capital Resources

During the nine months ended December 30, 2006, we funded our operating, investing and financing requirements through cash on hand, borrowings under our senior credit facilities and equity contributions related to the AMDS acquisition. We generally fund operating and capital requirements from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow (used in) provided by operating activities for the nine months ended December 30, 2006 and December 31, 2005 was $(13.2) million and $11.7 million, respectively. The $24.9 million increase in net cash used in operating activities for the current nine months was the result of lower operating income, increased inventories related to higher material prices and the timing of payments on accounts payable.

Cash expenditures for restructuring for the nine months ended December 30, 2006 and December 31, 2005 were $5.3 and $4.5 million, respectively, and were reflected within cash used in operations. As of December 30, 2006, we had $5.4 million of restructuring accruals reflected on our consolidated balance sheet. Additional restructuring expenses of approximately $1.5 million are expected to be incurred in fiscal 2007 for current and new restructuring programs to rationalize our water meter product lines in Europe.

Working capital as a percentage of net sales decreased to 13% at December 30, 2006 as compared with 14% at December 31, 2005 primarily due to increased short-term borrowings and higher accruals, partially offset by non-acquisition-related inventory additions.

Cash used for investing activities of $60.0 million for the nine months ended December 30, 2006 represents payments for capital expenditures, intangibles and business acquisitions, partially offset by proceeds from the disposition of property, plant and equipment. Capital expenditures were $9.8 million and $16.8 million for the nine months ended December 30, 2006 and December 31, 2005, respectively. Capital expenditure requirements were comprised of equipment, molds and tooling for replacement and expenditures for cost reduction, maintenance, safety and expansion. For the full fiscal year 2007, we expect to make capital expenditures of approximately $16.2 million reflecting our continuing emphasis on a growth-oriented capital expenditures program. Business acquisition expenditures of $51.5 million for the nine months ended December 30, 2006 were attributable to $0.6 million as a final payment for the Rongtai acquisition completed in September 2006, $0.4 million for progress payments for the acquisition of net assets of DuPenn Inc., which was consummated in fiscal 2006, and $50.5 million attributable to the AMDS acquisition. Proceeds from sale of assets of $1.8 million were primarily from the sale of our idle manufacturing facility in France.

Cash provided by financing activities represented an increase in indebtedness under the Company’s U.S. revolving credit facility of $12.0 million and equity contributions of $30.4 million in cash from Bermuda 1 related to the AMDS acquisition, partially offset by principal payment of $0.2 million on short-term borrowings assumed in the Rongtai acquisition and payment of debt issuance costs of $0.6 million in connection with the Company’s second amendment to the Credit Agreement in May 2006.

As a result of the acquisition of Invensys Metering Systems, we incurred substantial third-party indebtedness. Our senior credit facilities provide for senior secured financing of $276.2 million, consisting of a) two term loan facilities in an aggregate amount of $206.2 million, including a $182.0 million U.S. term loan facility and a $24.2 million European term loan facility, and b) two revolving credit facilities in an aggregate amount of $70.0 million, under which $40.0 million is available in the form of U.S. dollar-denominated loans and $30.0 million is available in the form of U.S. dollar-denominated loans or in the form of euro- or U.K. sterling-denominated loans. The term loan facilities mature on December 17, 2010. Borrowing costs under the term loan facility are based on variable rates tied to the London Interbank Offered Rate (“LIBOR”) plus a 2% margin, or the greater of the Prime Rate and the Federal Funds Effective Rate plus a 1% margin. Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities.

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

At any time prior to December 15, 2008, we may redeem all, but not less than all, of the senior subordinated notes at our option at a redemption price equal to 100% of the principal amount of the senior subordinated notes, plus a redemption premium and accrued and unpaid interest. On or after December 15, 2008, we may redeem the senior subordinated notes at the redemption prices indicated below (expressed as a percentage of the principal amount) plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on December 15 of each of the years indicated below:

Period	Redemption Price
2008	104.313%
2009	102.875%
2010	101.438%
2011 and thereafter	100.000%

The senior subordinated notes are redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event of certain change of control events related to us.

The indenture governing the senior subordinated notes contains certain covenants that limit, among other things, our ability to: a) incur additional indebtedness (including by way of guarantee), subject to certain exceptions, unless we meet a consolidated coverage ratio of 2.0 to 1.0 or certain other conditions apply; b) pay dividends or distributions, or make certain types of investments or other restricted payments, unless we meet certain specified conditions; c) create any encumbrance or restriction on our subsidiary guarantors’ ability to pay dividends or distributions, repay loans, make loans or advances or transfer any property or assets to us; d) dispose of certain assets and capital stock of our subsidiary guarantors; e) enter into certain transactions with affiliates; f) engage in new lines of business; and g) consummate certain mergers and consolidations.

As of December 30, 2006, we had $497.5 million of total indebtedness outstanding, consisting of $275.0 million under the senior secured facility, $182.0 million under the U.S. term loan facility, $24.2 million under the European term loan facility, $15.9 million in short-term borrowings (comprising $12.0 million under the U. S. revolving credit facility and $3.9 million assumed in the Rongtai acquisition) and a $0.4 million variable-rate, long-term loan from the Rongtai joint venture partner. Interest expense, net, including amortization of deferred financing costs, was $10.6 million and $31.4 million for the fiscal quarter and nine months ended December 30, 2006, respectively. There are no principal payments due on the term loan facilities until March 2007. In addition to the $12.0 million short-term borrowings outstanding under the revolving credit facility at December 30, 2006, an additional $5.1 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at December 30, 2006.

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

In conjunction with the AMDS acquisition, the Company is legally obligated to satisfy any additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. We believe that expected cash flows from operations will provide sufficient funds to fulfill this obligation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We are exposed to various market risk factors such as changes in foreign currency rates and fluctuating interest rates.

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of December 30, 2006, assets of foreign subsidiaries constituted approximately 33% of total assets. Foreign currency exchange rate exposure is most significant with respect to our European and South American operations. For the fiscal quarter and nine months ended December 30, 2006, net sales were positively impacted by the valuation of foreign currencies, primarily the euro, versus the U.S. dollar by approximately $3.3 million and $6.1 million, respectively. In periods of a strengthening U.S. dollar, however, our results of operations could experience a negative currency translation impact.

Currency transaction exposure. Currency transaction exposure arises when a business has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros and Slovakian korunas, to offset the remeasurement impact of currency rate changes on intercompany receivables and payables. These contracts are used to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. Holding all other variables constant, a change in the contracted forward rates of 1% on our forward contracts denominated in the present foreign currencies would result in a gain or loss of $0.1 million, which we believe would offset the impact of currency gains and losses related to certain receivables and payables. We expect to continue to utilize forward contracts to manage foreign currency exchange risks in the future.

Interest rate risk. We have a significant amount of debt, with a large portion being at variable rates. The Company’s total indebtedness as of December 30, 2006 was $497.5 million, of which $206.6 million (including the $0.4 million long-term loan from the Rongtai joint venture partner) bears interest at variable rates. As of December 30, 2006, substantially all of our variable-rate borrowings were under the senior credit facilities and were at the adjusted LIBOR plus 2.0%. At December 30, 2006, the weighted average interest rate on our variable-rate term debt was approximately 7.3% (consisting of approximately 5.3% LIBOR plus 2.0%). Holding all other variables constant, a change in the interest rate of 1% on our variable-rate debt would impact annual interest costs by $1.1 million, after giving effect to the interest rate swaps discussed below.

On December 9, 2005 and March 24, 2006, the Company entered into interest rate swap agreements, each with a notional amount of $50.0 million, to hedge exposure to variable interest rates. The purpose of the swaps, designated as a cash flow hedge, is to effectively hedge the Company’s interest payments on a portion of its variable-rate debt. Under the terms of the swap agreements, which are effective January 20, 2006 and August 22, 2006 and terminate on September 30, 2010 and June 30, 2010, respectively, the Company receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at a fixed rate of 4.927% and 5.121%, respectively. Changes in the Company’s cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivatives, and therefore changes in the fair value of the swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness of the swaps is required to be recognized in earnings. Other comprehensive income of $0.1 million (net of tax of $0.1 million) and other comprehensive loss of $0.3 million (net of tax of $0.3 million) for the fiscal quarter and nine months ended December 30, 2006, respectively, reflect the changes in fair value of the interest rate swaps due to fluctuations in interest rates since inception. Other comprehensive loss of $0.3 million for the fiscal quarter and nine months ended December 31, 2005 related to the initial interest rate swap. We expect to continue to utilize interest rate swap agreements to manage interest rate risk in the future.

Item 4. Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 15d-15 under the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to legal proceedings arising out of the operations of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, would not have a material adverse impact on our business, financial condition or results of operations. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, which was filed with the SEC on June 15, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended December 30, 2006.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

Date: January 26, 2007	By:	/s/ DANIEL W. HARNESS
Daniel W. Harness Chief Executive Officer and President

Date: January 26, 2007	By:	/s/ PETER MAINZ
Peter Mainz Chief Financial Officer (Principal Financial Officer)

Date: January 26, 2007	By:	/s/ THOMAS D’ORAZIO
Thomas D’Orazio Vice President, Finance (Principal Accounting Officer)

SENSUS METERING SYSTEMS INC.

Date: January 26, 2007	By:	/s/ DANIEL W. HARNESS
Daniel W. Harness Chief Executive Officer and President

Date: January 26, 2007	By:	/s/ PETER MAINZ
Peter Mainz Chief Financial Officer (Principal Financial Officer)

Date: January 26, 2007	By:	/s/ THOMAS D’ORAZIO
Thomas D’Orazio Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.