Form 10-K
period 2007-03-31
SENSUS METERING SYSTEMS BERMUDA 2 LTD; SENSUS METERING SYSTEMS INC
filed 2007-05-16
CIK 1281226, 1281223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-113658

Sensus Metering Systems (Bermuda 2) Ltd.	Sensus Metering Systems Inc.
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Bermuda	98-0413362	Delaware	51-0338883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8601 Six Forks Road, Suite 300, Raleigh, North Carolina 27615

(Address of principal executive offices) (Zip Code)

(919) 845-4017

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2007, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd,. and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

PART I

ITEM 1.	BUSINESS

Unless the context otherwise indicates or requires, the use in this Annual Report on Form 10-K of the terms “we,” “us,” “our” or the “Company” refers to Sensus Metering Systems (Bermuda 2) Ltd. and its consolidated subsidiaries, including Sensus Metering Systems Inc. and its predecessor business, Invensys Metering Systems. Our fiscal year ends on March 31 and references herein to a fiscal year refer to the twelve-month period ended as of that date.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on our internet web site at http://www.sensus.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

General

We are a leading provider of advanced metering technologies and related metering communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We believe we are the largest global manufacturer of water meters and have a substantial share of the sales of automatic meter reading (“AMR”) devices to the North American water utilities market. We are a leading global developer and manufacturer of gas and heat metering systems and are an active participant in the North American electric metering systems market. We are recognized throughout the utility industry for developing and manufacturing metering products with long-term accuracy and unique product features, innovative metering communication systems, as well as for providing comprehensive customer service for all of our products and services. Continuing our efforts to provide the utility markets with leading edge metering communications systems, in July 2006 we acquired Advanced Metering Data Systems, L.L.C. (“AMDS”), a developer of an advanced metering infrastructure (“AMI”) fixed network radio frequency (“RF”) system. With the acquisition, we now provide an advanced fixed network AMI solution to all three North America utility markets. See Item 7 and Item 8 of this Annual Report for additional information regarding this acquisition. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

The Company was formed on December 17, 2003 through the acquisition of the metering systems and certain other businesses of Invensys plc (“Invensys”). Prior to the acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the acquisition are referred to herein as “Invensys Metering Systems.” The acquisition was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of 8 5/8% senior subordinated notes due in 2013 and equity contributions from Sensus Metering Systems (Bermuda 1) Ltd. (“Bermuda 1”). As a result of the acquisition, we changed the basis of accounting for the Company and due to the substantial debt acquired, the financial results for periods prior to the acquisition are not necessarily comparable to results after the acquisition. See Item 7 and Item 8 of this Annual Report for additional information regarding this acquisition.

Industry, Markets and Products

We have three principal product lines: metering systems products, pipe joining and repair products, and precision die casting products, accounting for approximately 81%, 10% and 9% of net sales, respectively, for fiscal 2007. Metering systems, the largest product line, includes advanced metering technologies, AMI and AMR communications systems and four principal metering technology categories: water, gas, heat and electricity. Under the Smith-Blair brand name, we manufacture pipe joining and repair products used primarily by water and gas utilities. Our precision die casting product line includes precision die castings that are used internally for our gas meter housings and sold externally, primarily to the top five suppliers to the U.S. automotive industry (“Tier I”). For fiscal 2005, 2006 and 2007, we had net sales from continuing operations of $569.8, $613.9 and $632.9 million, respectively.

Metering Systems Products

We distribute metering technologies and metering communications system products to utilities throughout the world and have a large installed base of meters worldwide. The North American and European utility markets are the largest markets in which we compete.

Demand for meters and metering communications systems has historically been driven by replacement and repair activities, upgrades to new features or technologies, new construction activity, efforts to reduce utility operating costs, conservation considerations and regulatory requirements. In addition, utilities have been migrating their manually read meters to technology-based metering solutions and communicating AMI and AMR systems, which enable them to lower their operating costs and increase their revenue streams through the reduction of manual meter readings and the improvement of measurement accuracy. As a result of these benefits, the AMI and AMR markets have experienced significant growth. We offer complete multi-utility AMI and AMR solutions to the water, gas and electric utility markets in North America. In addition to our own AMI and AMR systems, our meters are compatible with all of the leading AMI and AMR systems on the market today.

Water and Heat Metering. Our water metering technology products and systems are sold worldwide with our largest markets being North America and Europe. We have water metering systems that cover residential and commercial applications. Our water meters utilize two basic metrology designs. First is a piston or positive displacement design, which measures water based on the displacement of a known volume of water. Second is a velocity design, whose measurement uses the speed of water through a specific pipe diameter. In addition, meters can have two basic types of registers, known as manual and encoder registers. A standard or manual register delivers a reading that is determined by gears turning numbered dials and is read visually. An absolute encoder register is an electronic register whereby the register’s odometer reading is converted into electronic signals. Once the reading has been encoded, it can be transmitted and read in a variety of ways, including remotely. The Sensus Intelligent Communicating Encoder (“ICE®”) family of products is available on all positive displacement water meters and is the basis for one of the most technologically advanced AMI and AMR systems in the industry. Our AMI and AMR systems offer utilities several ways to collect meter reading data, including TouchRead®, walk-by and drive-by RF RadioRead®, PhoneRead® and fixed-based FlexNet® RF systems.

The North American water utility market is our largest market and where we believe we hold a leading market share position among four main competitors. Our end-customers in this market are the approximately 53,000 water utilities located throughout the continent. Historically, we focused our efforts on the small- to mid-size utilities that have an installed base of fewer than 50,000 meters. Such utilities represent approximately 90% of the water utilities in North America. We believe our high accuracy meters, AMI and AMR systems are attractive to these smaller utilities, which generally have limited resources, because they reduce labor-intensive manual meter readings, improve reading accuracy and minimize the cost of repairs. Additionally, with the acquisition of AMDS and the AMI FlexNet® system, we are better positioned to expand beyond our traditional markets with a comprehensive AMI solution for larger water utilities.

The European water metering market is another significant market. We are one of the leading participants in this market along with a few other significant competitors. Much of the European residential water meter market is subject to national regulations that effectively limit a meter’s service life to approximately six years. These regulations minimize the need for long-term accuracy. In addition, these utilities do not read the meters frequently, which makes advanced metering systems more difficult to justify. As a result of these factors, product differentiation and features are less of a basis for competition than in North America. However, we are seeing a heightened level of utility market activity with advanced metering communications systems and with that, we are investigating some AMI/AMR system solutions for the market which could change these market dynamics. For industrial and commercial meters, durability, accuracy and design specifications are more critical in the customer’s selection process and are a greater basis for competition.

Our heat metering activity is focused on heat utilities and sub-metering companies in Europe with our main activity in countries that utilize hot water for heating purposes. We produce several types of heat meters that measure the energy consumed. Sensors measure the temperature of the water in a closed system as it enters and exits the building or apartment. The difference in temperature is used to calculate the amount of energy consumed. Heat metering products include PolluCom E® compact heat meter, PolluStat E® ultrasonic heat meter and PolluFlow® bulk hot water meter. Advanced metering communications systems are also being reviewed for these markets.

Gas Metering. Our gas metering and regulator products are sold primarily to the North American gas utility market and selected international gas utility markets where our gas products meet the regional product specifications. Our largest market is in North America where the market consists of approximately 1,250 gas utilities with approximately 75 million meters. The majority of the market consists of large investor-owned utilities (“IOUs”), with the remaining being small- to mid-size municipal utilities. The IOUs make up approximately 20% of the gas utility companies; however, they manage over 85% of the metering services in the North American market.

We have provided gas metering and regulatory products to the gas utility market for over 100 years and are considered a market leader. Over this period, we have continued to provide product improvements and new product developments to the market. We produce diaphragm gas metering devices for residential, commercial and industrial market segments. For transport gas customers, we supply the market with large volume turbine meters and, within the past few years, have introduced an ultrasonic gas meter line with the brand name Sonix®. In addition to meters, we provide regulator products that manage the gas pressure in the gas line. We also supply AMI and AMR products that can read a meter remotely using radio frequency interfaces that connect to the meters. Our AMI and AMR products include the Sensus mobile RadioRead® system and the AMI FlexNet® system.

Electricity Metering. Sensus entered the North American electric utility market in 2002 with the introduction of the iCon® solid-state electricity meter for residential metering applications. The electric meter products are only sold in North America and global regions that accept American National Standards Institute standard meters. The North American electric utility market is made up of approximately 3,000 electric utilities having 140 million electric meters for residential, commercial and industrial applications. The two main segments of the electric utility market are IOUs and public or municipal utilities. IOUs make up 7% of the electric utilities, but manage approximately 70% of the metering services, similar to the gas metering market.

We continue to expand the iCon® electric meter product offering to include commercial and industrial electric meter lines as well as growing the meter’s AMI and AMR capabilities. We offer our own electric meter AMI and AMR products, which include the RadioRead® mobile walk-by/drive-by system and the AMI FlexNet® two-way and one-way fixed network system. The key design features of the iCon® enable the product to be one of the most highly accurate electricity measurement devices, and the well engineered mechanical design allows for AMI and AMR product integration for both Sensus and compatible third-party AMI/AMR vendor products. These features have permitted the iCon® meter to quickly gain market acceptance in North America in a short period of time. The market growth for solid-state electricity meters is expected to be higher than the historical 3% market growth for the North America electric meter market due to utilities upgrading to new technologies incorporating their new meters with AMI/AMR systems.

Pipe Joining and Repair Products

Our Smith-Blair brand competes in the North American pipe joining, tapping and repair products market. Pipe joining, tapping and repair products consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps that are used primarily by water and natural gas utilities to construct, extend and repair utility piping systems. Demand for pipe joining, tapping and repair products is driven by new construction, replacements and repairs. Replacement and repair demand is driven by aging infrastructure as well as extreme weather conditions, including freezes, droughts, hurricanes and earthquakes. Due to the often time-sensitive nature of customer demand for pipe joining, tapping and repair products, a company’s ability to promptly respond to customer needs with effective engineering solutions plays a significant role in its success within this market. Smith-Blair successfully differentiates itself by providing the widest range of both standard products and engineered-to-order products while maintaining the highest levels of customer service and, we believe, the shortest lead times in the industry.

Precision Die Casting Products

In North America, approximately 250 die casters produce thousands of castings for numerous products ranging from components for automobiles to medical devices. Our die casting products consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets in North America. We believe that only four other precision die casters in the United States have the ability to produce products that are similar to those we produce. Sales within the precision die casting market are largely dependent on the success of the automotive platform for which the products are manufactured. In fiscal 2007, approximately 23% of our die casting products were used internally by our gas metering business, and approximately 77% were sold to Tier I automotive component suppliers.

Competition

The Company competes with a number of companies in the delivery of products and services into each of the markets we serve. Our major competitors include Badger Meter, Inc., Elster Metering, Itron, Inc. (including Actaris Metering Systems), Landis+Gyr AG and Neptune Technologies.

Sales, Marketing and Distribution

In North America, we sell our water and gas meters primarily through a network of distributors, some of which we have had relationships with for over 30 years. Distributors can most effectively reach our broad base of existing and potential customers, which includes over 53,000 water, 3,000 electric and 1,250 gas utilities. Since entering the electric meter market in 2002, we have established our electric utility sales channels in North America through a combination of direct sales personnel, manufacturers’ representatives and distributors. Our distributors and manufacturers’ representatives have extensive relationships with many of the water, electric and gas utilities in North America. Through strong, sole-source distribution arrangements in regional and local markets, we are able to leverage those relationships to generate sales. We complement our distribution network with a North American sales force consisting of 50 members, the majority of whom are dedicated to the water metering market.

Our sales and marketing strategy in Europe differs from that in North America because of the varying competitive and regulatory landscape. Most utilities in Europe procure their meters through a tender process required by European Union or in-house regulations. Price, therefore, remains the main competitive factor in most sections of the residential European metering market. To address the specific characteristics of the European market, we maintain a direct field sales force of approximately 70 persons who are highly trained on product specifications and performances and are able to assist customers in analyzing the technical and financial implications of major metering projects. In addition, we selectively use distributors in the European market primarily in the water and heat sub-metering markets. European distributors act more as wholesalers than distributors and do not maintain significant sales and support groups.

We also have sales personnel in South America, Asia and Africa. Market coverage is mainly achieved through commissioned sales agents and several distributors. Our sales personnel play an important role in specifying products and services and are responsible for getting products qualified by utilities’ technical departments.

In addition to the sales and distribution channels, each product line is supported by a product marketing group. The marketing groups furnish product and sales materials by providing literature, promotional programs and web-site management. The corporate marketing group also coordinates product pricing and distributor support programs, as well as support for industry advertising, trade shows and publications.

Customers

Our top ten customers accounted for approximately 31% of net sales for fiscal 2007. Sales to distributors affiliated with Home Depot Waterworks Supply, Inc., our largest customer and a wholly owned subsidiary of The Home Depot, Inc., constituted approximately 12% of net sales in fiscal 2007. No other individual customer accounted for more than 5% of net sales.

Products and Systems Development

We are committed to developing the most technologically advanced products within the utility industry. Currently, we maintain an active engineering and technology program that performs four key functions: development of new products, support of existing products, technical assistance for customers and new technology investigations. Our research and development expenditures for fiscal 2005, 2006 and 2007 were $23.5 million, $26.1 million and $24.8 million, respectively. We currently have 172 technical personnel operating in nine key facilities in six countries, with several smaller support groups located regionally.

A primary focus of our research and development is new product development. New product ideas are collected from many sources, including customers and sales and marketing people. We have established engineering teams with specific technical expertise to support global business activities, which eliminate duplication of effort and allow us to focus on enhancing each specific area of expertise. Utilities are very conservative in adopting new technologies and prefer to use products with a proven track record of successful deployment in the field. As a result, new products must undergo extensive field-testing prior to release to target markets. Another major activity of our engineering group is the continual refinement and improvement of existing product design and cost.

In addition to developing our own internal technologies, we have many existing strategic relationships, including licensing agreements and development partnerships with third parties. These relationships are typically negotiated on an exclusive basis and provide us with full licensing rights. We also evaluate acquisition opportunities that provide new technology capabilities and recourses that strategically fit our business.

Backlog

The Company’s total backlog at March 31, 2007 and 2006 was $78.4 million and $52.7 million, respectively. The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders.

Suppliers and Raw Materials

In fiscal 2007, we purchased approximately $274 million of materials from direct suppliers and approximately $70 million of materials from indirect suppliers. In fiscal 2007, our largest supplier accounted for approximately 13% of total direct material expenditures, while the top ten suppliers accounted for approximately 50% of total direct material expenditures.

The principal materials used in the manufacturing processes are commodities that are available from a variety of sources. The key metal materials used in the manufacturing processes include brass castings, aluminum ingots and machined parts. The key non-metal materials used include high performance engineered plastic parts, energy, plastic resins and rubber. We do not maintain long-term supply contracts with our suppliers. Management believes that there is a readily available supply of materials in sufficient quantity from a variety of sources. We have not experienced a significant shortage of key materials and have not recently engaged in hedging transactions for commodity supplies.

We have developed strategic partnerships with Contract Electronic Manufacturers (“CEMs”), our outsource manufacturing providers. We are able to leverage the CEMs’ ability and capacity to manufacture high volume electronic components. In addition, CEMs function as an extension of our manufacturing capabilities by assembling some of our products and shipping them directly to customers.

Intellectual Property

Our success and ability to compete depends substantially upon our intellectual property. We pursue patent and trademark protection in the United States and abroad. Currently we have approximately 200 U.S. and foreign patents. No key or strategic patent protection will expire during next fiscal year. We also have numerous trademark registrations, 30 of which we believe are significant to the business. With respect to these trademarks, so long as we continue to use and renew the registration for them, we can continue to have exclusive rights to use the trademarks indefinitely in those jurisdictions in which registrations are in effect. We sell many of our products under a number of registered trademarks, which we believe are widely recognized in the metering industry.

While we rely on patent, copyright, trademark and trade secret law to protect our technology, we also believe that factors such as our existing licensing agreements, contracts with component manufacturers, the technological and creative skills of our personnel, new product developments and ongoing product enhancements are essential to establishing and maintaining a technology leadership position.

Environmental Matters

We are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. We are also subject to the federal Occupational Health and Safety Act and similar state and foreign laws related to employee safety. There is a risk that we have not been, or will at all times be, in compliance with all of these requirements, including reporting obligations and permit restrictions, and we could incur material fines, penalties, costs and liabilities in connection with such requirements and a failure to comply with them. While we currently incur capital and other expenditures to comply with these environmental laws, these laws may become more stringent and our processes may change. Therefore, the amount and timing of such expenditures in the future may vary substantially from those currently anticipated.

We are aware of known contamination at the following United States facilities: Russellville, Kentucky; DuBois, Pennsylvania; Texarkana, Arkansas; and Uniontown, Pennsylvania as a result of historic releases of hazardous materials. The former owner of these sites is investigating, remediating and monitoring these properties. We are obligated to reimburse the former owner for a portion of cash paid on the remediation plus interest on cash paid at all sites other than Russellville (“Reimbursement Sites”), where the former owner pays all remediation costs. In connection with the acquisition of Invensys Metering Systems, certain subsidiaries of Invensys agreed to retain liability for the reimbursement obligations related to the Reimbursement Sites.

In addition, there is contamination in the soil and groundwater at our facility in Ludwigshafen, Germany. We are indemnified by the former owner against costs that may result from the contamination. This indemnification obligation is subject to the condition that the plots of land continue in industrial use, unless the former owner has agreed to the change from industrial use. We also have an indemnity, subject to certain limitations, from certain subsidiaries of Invensys regarding this facility pursuant to the terms of the purchase agreement governing the acquisition of Invensys Metering Systems.

Based on information currently available, we believe that future environmental compliance expenditures will not have a material effect on our financial position. However, as to any of the above-described indemnities, the indemnifying parties may be unable to satisfy their obligations. Therefore, in such a case, environmental compliance costs and liabilities could reduce our net income and cash available for operations.

Other Regulatory Matters

Our products are subject to the rules and regulations of various federal, state and local agencies and foreign regulatory bodies. For example, our AMR/AMI products and systems use radio spectrum and are subject to regulation by the Federal Communications Commission (the “FCC”) in the United States and by Industry Canada (“IC”) in Canada. Much of the European water and heat metering markets, including Germany, The Netherlands, Austria, Switzerland, the Czech Republic and Slovakia, are subject to national regulation. We are also subject to regulation by other governmental bodies. Further, we are subject to governmental regulations related to occupational safety and health, labor, wage practices and the performance of certain engineering services. We believe that we are currently in material compliance with such regulations; however, failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of production processes, cessation of operations, or other actions that could materially and adversely affect our business, financial condition or results of operations.

Employees

We are headquartered in Raleigh, North Carolina and operate globally with 41 facilities in the United States and other countries, including Germany, France, the United Kingdom, Slovakia, Brazil, Chile, South Africa and China. As of March 31, 2007, we had 3,762 full-time employees, of whom 1,379 were located in the United States and 2,383 were located abroad.

We maintain both union and non-union workforces. As of March 31, 2007, 1,532 employees were covered by collective bargaining agreements. The Uniontown, Pennsylvania facility has a five-year agreement with the United Steel Workers of America that expires on February 24, 2008. Sensus Precision Die Casting, Inc., our subsidiary through which we operate our precision die casting product line, has a new three-year agreement with the United Automobile Workers that expires on October 11, 2009. Smith-Blair recently completed its labor agreement negotiations and has a new four-year labor contract with the United Steel Workers of America that expires on March 27, 2011. Additionally, our Ludwigshafen, Germany and Hannover, Germany employees are represented by IG Metall and negotiate with local Employers Associations that represent the German subsidiaries as well as other employers from the industry. The outcome of these negotiations also indirectly affects non-unionized employees to the extent that individual employment agreements contain references to the relevant metal union contracts. The current agreement covering our German unionized workforce expires on October 31, 2008.

ITEM 1A.	RISK FACTORS

In the normal course of our business, in an effort to help keep our security holders and the public informed about our operations, we may from time to time issue or make certain statements, either in writing or orally, that are or contain “forward-looking statements,” as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. The words “expect,” “believe,” “anticipate,” “project,” “estimate” and similar expressions are intended to identify forward-looking statements. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. All phases of our operations are subject to a number of uncertainties, risks, and other influences, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition or results of operations, the trading price of our publicly traded securities, and whether the forward-looking statements we make ultimately prove to be accurate.

Set forth below are risks that we believe are material to our business operations. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

We are controlled by our principal investors, whose interests in our business may differ, and who control the appointment of our board of directors. As a result, conflicts may exist with respect to fundamental business decisions.

Our principal investors, The Resolute Fund and GS Capital Partners, beneficially own 65.9% and 33.0% of the Company, respectively, through their equity interests in our parent, Bermuda 1. Our entire board was designated by persons affiliated with The Resolute Fund and GS Capital Partners, and persons affiliated with The Resolute Fund have the ability to designate a majority of the board. In addition, persons affiliated with our principal investors control the appointment of management and the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. Affiliates of our principal investors may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks. In addition, our principal investors or their affiliates may in the future own businesses that directly compete with ours.

Our substantial indebtedness could adversely affect our financial health, harm our ability to react to changes to our business and could prevent us from fulfilling our obligations under our indebtedness.

We are highly leveraged and have significant debt service obligations. As of March 31, 2007, we had total debt of $475.5 million outstanding. Our cash interest paid for fiscal 2006 and 2007 was $37.7 million and $40.6 million, respectively.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect to our indebtedness. Our substantial debt could also have other material consequences. For example, it could a) increase our vulnerability to general economic downturns and adverse competitive industry conditions, b) require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes, c) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, d) place us at a competitive disadvantage compared to competitors that have less debt and e) limit our ability to raise additional financing on satisfactory terms or at all.

Furthermore, our interest expense could increase if interest rates increase because a major portion of our debt under the credit agreement governing our senior secured credit facilities is variable-rate debt. Our senior secured credit facilities include term loan facilities in an aggregate amount of $196.2 million, each of which bear interest at the adjusted London Interbank Offered Rate (“LIBOR”) plus 2.0% or the Alternate Base Rate plus 1.0%, and revolving credit facilities in an aggregate amount of $70.0 million, each of which bear interest at the adjusted LIBOR plus 2.5% or the Alternate Base Rate plus 1.5% (exclusive in each case of a 0.5% facility fee). In addition, during fiscal 2006 and 2007, we utilized interest rate swap agreements, with an aggregate notional amount of $100.0 million, to mitigate our exposure to fluctuations in interest rates on variable-rate debt and expect to continue to utilize these agreements to manage interest rate risk in the future.

We have recorded a significant amount of intangible assets that may never generate the returns we expect, which may require us to write off a significant portion of our intangible assets and would have an adverse effect on our financial condition and results of operations.

The acquisitions of Invensys Metering Systems and AMDS resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which substantially include customer relationships, developed technology, trademarks and tradenames, patents and non-competition agreements, were $220.9 million at March 31, 2007, representing 23% of total assets. Amortization expense associated with our identifiable intangible assets was $23.6 million in fiscal 2007 and is expected to be $66.8 million over the next five fiscal years (without giving effect to any acquisitions completed subsequent to March 31, 2007). The large amount of amortization expense will adversely affect our net income during this period. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses we acquired, was $370.2 million at March 31, 2007, representing 38% of our total assets.

Goodwill and identifiable intangible assets, which are deemed to have indefinite lives, are recorded at fair value on the date of acquisition and, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The full value of our intangible assets may never be realized. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

We are dependent on the utility industry, which may experience volatility. This volatility could cause our results of operations to vary significantly from period to period.

In fiscal 2007, approximately 91% of our net sales were derived from sales of products and services to the utility industry. Purchases of our products are, to a substantial extent, deferrable in the event that utilities reduce capital expenditures as a result of, among other factors, mergers and acquisitions, pending or unfavorable regulatory decisions, decreased sales due to weather conditions, rising interest rates or general economic downturns.

The utility industry, both domestic and foreign, is generally characterized by long budgeting, purchasing and regulatory process cycles that can take up to several years to complete. Our utility customers typically issue requests for quotes and proposals, establish evaluation committees, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a utility.

Such purchase decisions are often put on hold indefinitely when merger negotiations begin. If our customers engage in a high amount of merger and acquisition activity, our sales could be materially and adversely affected. If future state or other regulatory decisions are issued that cause a delay in purchasing decisions, or if we experience changes in our customer base or requirements to modify our products and services (or develop new products or services) to meet the needs of market participants, our results could be materially and adversely affected.

Many of our products are distributed to utility contractors in connection with residential, commercial and industrial construction projects. Historically, new housing construction has decreased during economic slowdowns, and the level of activity in the commercial and industrial construction markets depends on the general economic outlook, corporate profitability, interest rates and existing plant capacity utilization. In general, factors such as trends in the construction industry, billing practices, changes in municipal spending or other factors that influence metering products sales are not within our control and, as a result, may have a material adverse effect on our operating results and financial condition.

We are facing increasing competition. If we are unable to successfully implement our business strategy we risk losing market share to these competitors.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have or may have substantially greater financial, marketing, technical or manufacturing resources, and in some cases, greater name recognition, market penetration and experience than us. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. If we cannot compete successfully against current or future competitors, it could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase to increase their efficiency. If we are not selected as one of these preferred providers, we may lose access to certain sections of the markets in which we compete. Our largest customer, Home Depot Waterworks Supply, Inc., underwent this process with its merger of Hughes Supply and National Waterworks, Inc. in fiscal 2007, which impacted our water meter business in the United States. Our customers increasingly demand a broad product range, and we must continue to develop our expertise to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in research and development, manufacturing, customer service and support, marketing and our distribution networks. We may also have to adjust the prices of some of our products to stay competitive. There is a risk that we may not have sufficient resources to continue to make such investments and that we may be unable to maintain our competitive position within each of the markets we serve.

We face potential product liability claims relating to products we manufacture or distribute. The successful assertion of a large product liability claim could subject us to substantial damages.

We face risk of exposure to existing and future product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage providing for primary coverage of $2 million and excess coverage of $75 million, but there is a risk that we may be unable to obtain such insurance on acceptable terms in the future, or at all, and any such insurance may not provide adequate coverage against potential claims. In addition, although we are entitled to indemnification from certain subsidiaries of Invensys under the terms of the stock purchase agreement for certain product liability claims existing prior to the acquisition of Invensys Metering Systems, we may be unable to recover from the indemnifying parties in the event we are found liable. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome of the litigation with respect to those claims. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition and results of operations. In addition, our business depends on the strong product reputation we believe we have developed. In the event that this reputation is damaged, we may face difficulty in maintaining the pricing of some of our products, which could result in reduced sales and profitability.

We are subject to the effects of fluctuations in foreign exchange rates.

The financial condition and results of operations of each of our operating foreign subsidiaries are reported in the relevant local currency and are then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. In addition to currency translation risk, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency than the relevant local currency. Given the volatility of exchange rates, we may be unable to effectively manage our currency transaction risks. The majority of our businesses source raw materials and sell their products within their local markets in their functional currencies and therefore have limited transaction exposure. Fluctuations in the value of the U.S. dollar may impact our ability to compete in international markets. Currency fluctuations could have a material adverse effect on our future international sales and, consequently, on our financial condition and results of operations. During fiscal 2006 and 2007, we utilized foreign currency forward contracts to minimize the effect of exchange rate fluctuations and expect to continue to utilize these contracts to manage foreign currency exchange risk in the future.

Restrictive covenants in our senior credit facilities and the indenture governing our senior subordinated notes may restrict our ability to pursue our business strategies.

Our senior secured credit facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be beneficial to the Company in the future. Our senior secured credit facilities include covenants restricting, among other things, our ability to a) guarantee or incur additional debt, b) incur liens and engage in sale leaseback transactions, c) make loans and investments, d) declare dividends or redeem or repurchase capital stock, e) engage in mergers, amalgamations, acquisitions and other business combinations, f) prepay, redeem or purchase subordinated debt (including the new notes), g) amend or alter terms of debt (including the new notes), h) sell assets, i) transact with affiliates and j) alter the business that we conduct.

Our senior credit facilities also include financial covenants, including requirements that we maintain a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio. These financial covenants become more restrictive over time.

The indenture governing our senior subordinated notes also contains numerous covenants including, among other things, restrictions on our ability to a) incur or guarantee additional indebtedness or issue certain preferred stock, b) pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness, c) make certain investments, d) enter into arrangements that restrict dividends from our subsidiaries, e) engage in transactions with affiliates, f) sell assets, including capital stock of our subsidiaries, and g) merge, amalgamate or consolidate with other companies or transfer all or substantially all of its assets.

We depend on our ability to develop new products for our success. We may be unable to continue to develop new products successfully.

We have made, and expect to continue to make, substantial investments in technology development. Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance our existing products. This product development will require continued investment to maintain our market position. Unforeseen problems could occur with respect to the development and performance of our technologies and products and we may not meet our product development schedules. In addition, our new products and systems may not be accepted in the market. For example, market acceptance for AMR systems varies by country based on such factors as the regulatory and business environment, labor costs and other economic conditions. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including a) product quality, b) reliability and timeliness of delivery, c) new product innovation, d) price competitiveness, e) technical expertise and development capability, f) product design capability, g) manufacturing expertise, h) operational flexibility, i) customer service and j) overall management.

Our success depends on our ability to continue to meet our customers’ changing requirements. We may be unable to address technological advances and introduce new products that may be necessary to allow us to remain competitive within our businesses. Furthermore, we may not be able to adequately protect any of our own technological developments to sustain a competitive advantage.

We rely on our information technology systems to conduct our business. If these systems fail to adequately perform these functions, or if we experience an interruption in their operation, our business and financial results could be adversely affected.

The efficient operation of our business is dependent on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, production and supply chain, order entry, order fulfillment, inventory replenishment, e-commerce and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failure and viruses. Any such interruption could have a material adverse effect on our business.

If we are unable to make necessary capital investments our business may be adversely affected.

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. As we maintain and grow our business, we may have to incur significant capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and cash on hand. There is a risk that we will not have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, and the amount of future capital expenditures may materially exceed our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may decrease and the quality of our products may be adversely affected, which, in turn, could result in reduced sales and profitability.

International operations expose us to numerous risks and business uncertainties.

In fiscal 2006 and fiscal 2007, our foreign operations represented 31% and 35%, respectively, of consolidated net sales. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include a) regional economic downturns, b) changes in governmental policy or regulation, c) restrictions on the transfer of funds into or out of the country, d) import and export duties and quotas, e) domestic and foreign customs and tariffs, f) different regimes controlling the protection of our intellectual property, g) international incidents, h) military outbreaks, i) government instability, j) difficulty in staffing and managing widespread operations, k) nationalization of foreign assets, l) government protectionism, m) compliance with U.S. Department of Commerce export controls, n) potentially negative consequences from changes in tax laws, o) higher interest rates, p) requirements relating to withholding taxes on remittances and other payments by subsidiaries, q) restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions and r) exposure to liabilities under the Foreign Corrupt Practices Act. One or more of these factors may impair our current or future international operations and, consequently, our overall business.

We may face volatility in the availability of energy and raw materials used in our manufacturing process.

In the manufacturing of our products, we use large amounts of energy, including electricity and gas, and raw materials and processed inputs, including brass castings, aluminum ingot, plastics and rubber. We obtain energy, raw materials and certain manufactured components from third-party suppliers. We do not maintain long-term supply contracts with our suppliers. The loss, or a substantial decrease in the availability, of such products from some of our suppliers, or the loss of key supplier relationships could have a material adverse effect on our business, results of operations and financial condition. The availability and prices of electricity, gas and raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. In addition, supply interruptions could arise from shortages of electricity, gas and raw materials, labor disputes, transportation disruptions, impaired financial condition of suppliers, adverse weather conditions or other natural disasters. Any change in the supply of, or price for, these energy sources and raw materials may adversely affect our ability to satisfy our customers on a timely basis and thereby negatively affect our financial performance. In addition, we may not be able to pass any price increases in raw materials or other product inputs along to our customers in the form of higher prices, which may have an adverse affect on our operating results.

We have transitioned a substantial portion of our manufacturing capabilities to contract manufacturers. If we are unable to manage our outsourcing arrangements effectively, or if we are unable to accurately project demand, our revenue and profitability could be harmed.

Our future operating results will depend on our ability to develop and manufacture products cost-effectively. To minimize manufacturing costs, as well as focus on our core competencies and streamline our operations, we have outsourced production of products representing approximately 14% of fiscal 2007 net sales. The primary products that we have outsourced are the MXU radio transducers, fixed-based AMR equipment and iCon® electric meters. The outsourcing of production capabilities somewhat diminishes the day-to-day control that we are able to exercise over the production process that could result in quality problems, and correspondingly increased product warranty costs. In addition, as we outsource more production capacity, we will retain limited internal production capacity, and will, therefore, rely on our contract manufacturers to fill orders on a timely basis. We will be required to provide accurate forecasts to our contract manufacturers to satisfy demand for our products. If we overestimate our requirements, we may be required to purchase quantities of products that exceed customer demand. If we underestimate our requirements, we may have inadequate inventory from which to meet customer demand.

Our intellectual property may be inadequately protected, which could result in the loss of our exclusive right to use the intellectual property. Additionally, some of our intellectual property may be misappropriated, which could subject us to claims of infringement.

We rely on a combination of patents, trademarks, copyrights, licenses and trade secret rights to protect our intellectual property throughout the world. Our patent and trademark applications may not be approved, and our issued patents and trademark registrations may not adequately protect our intellectual property and could be challenged by third parties. Other parties may independently develop similar or superior technologies or designs around any patents that may be issued to us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as the laws of the United States.

In the ordinary course of our operations, we, and other companies, from time to time pursue and are pursued in administrative proceedings and litigation concerning the protection of intellectual property rights. If successful, third-party intellectual property lawsuits could subject us to substantial damages, and require us to cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or discontinue the use of certain technology. They could also force us to seek licenses to the infringing technology, which licenses may not be available on reasonable terms, or at all. Our ability to sustain current margins on some or all of our products may be affected, which could reduce our sales and profitability. Third-party lawsuits could also invalidate our intellectual property rights. Regardless of the success of any third party-initiated or company-initiated claims, they would likely be time-consuming and expensive to resolve, and would divert the time and attention of our management.

We have licensed technology from third parties to develop new products or product enhancements, including licenses relating to many of our current leading products. We also expect to seek technology from third parties in the future as needed or desirable for future products and product enhancements. Third-party licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, or could require that we change our product and design plans, and we may still become involved in third-party lawsuits, any of which could seriously harm or delay our ability to manufacture and sell our products.

We rely on independent distributors for a significant portion of our sales. We may be unable to retain the services of these distributors.

In addition to our own direct sales force, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our end-customers. In fiscal 2007, approximately 31% of our net sales were generated from sales to our top ten customers, which include our distribution channels, with approximately 12% of our net sales derived from sales to distributors affiliated with Home Depot Waterworks Supply, Inc., our largest customer and a wholly owned subsidiary of The Home Depot, Inc. The majority of the distribution contracts we have with these independent distributors are cancelable by the distributor after a short notice period. There is a risk that these distributors may terminate their agreements with us.

The loss of one or more key distributors, such as distributors affiliated with Home Depot Waterworks Supply, Inc. or a substantial number of our other distributors, could materially reduce our sales and profits. As indicated previously, Home Depot Waterworks Supply, Inc.’s merger of Hughes Supply and National Waterworks, Inc. during fiscal 2007 affected our water meter business in the United States. While our relationships with our ten largest distributors have been long-standing, distributors in our industry have experienced significant consolidation in recent years, and our distributors could be acquired by other distributors that buy products from our competitors. As consolidation among distributors continues, distributors may be able to force us to lower our prices, which would have an adverse impact on our results of operations.

Our business is subject to the regulation of, and dependent on licenses granted by, the FCC and other governmental bodies. Changes in existing regulations or the losses of our licenses could adversely affect our business.

A significant portion of our AMR/AMI products and systems use radio spectrum and are subject to regulation by the FCC in the United States. Licenses for radio frequencies must be obtained and periodically renewed. Any license granted to us or our customers may not be renewed on acceptable terms, or at all, and the FCC may not keep in place rules for our frequency bands that are compatible with our business. In the past, the FCC has adopted changes to the requirements for equipment using radio spectrum, and it is possible that the FCC or the United States Congress will adopt additional changes in the future.

We have committed, and expect to continue to commit, significant resources to the development of products that use particular radio frequencies. Action by the FCC could require modifications to our products. If we are unable to modify our products to meet such requirements, we could experience delays in completing such modifications, or the cost of such modifications could have a material adverse effect on our future financial condition and results of operations.

Our radio-based products currently employ both licensed and unlicensed radio frequencies. There must be sufficient radio spectrum allocated by the FCC for our intended uses. As to the licensed frequencies, there is some risk that there may be insufficient available frequencies in some markets to sustain our planned operations. The unlicensed frequencies are available for a wide variety of uses and are not entitled to protection from interference by other users. In the event that the unlicensed frequencies become unacceptably crowded or restrictive, and no additional frequencies are allocated, our business could be materially adversely affected. We are also subject to regulatory requirements on our radio-based products in international markets that vary by country. In some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products.

The water and heat meter product lines of our business are subject to national regulation in many European countries. For instance in Germany, there are national regulations that require cold water meters to be recalibrated and repaired every six years. Hot water and heat meters need to be recalibrated and repaired every five years. Other European countries, including The Netherlands, Austria, Switzerland, the Czech Republic and Slovakia, have similar regulations. Because of the relative expense involved in repairing water and heat meters, many customers install new meters at the time these national regulations call for recalibration and repair. If these national regulations were changed to extend the time for recalibration and repair, that could decrease sales of water and heat meters in Europe. If European or other countries were to impose new or change existing regulations regarding products, that could also materially and adversely affect our business, financial condition and results of operations.

We are also subject to governmental regulations related to occupational safety and health, labor, and wage practices. In addition, we are subject to various government regulations regarding the performance of certain engineering services. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions that could materially and adversely affect our business, financial condition and results of operations.

We face potential liability from asbestos exposure claims.

We, along with as many as 200 other companies, are a defendant in several lawsuits filed in various state courts in Mississippi by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Because the cases are in initial stages, it is uncertain whether any plaintiffs have dealt with any of our products, were exposed to an asbestos-containing component part of our products or whether such part could have been a contributing factor to the alleged illness. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys pursuant to the stock purchase agreement for the acquisition of Invensys Metering Systems, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with such acquisition.

We are subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact the profitability of our business.

As of March 31, 2007, we had 3,762 employees, of whom 1,379 were employed in the United States and 2,383 were employed abroad. As of March 31, 2007, approximately 41% of our total employees, primarily in the United States and Europe, were represented by labor unions.

In the United States, we are a party to labor agreements with the United Steel Workers of America and the United Automobile Workers. The Uniontown, Pennsylvania facility has a five-year agreement with the United Steel Workers of America that expires on February 24, 2008. Sensus Precision Die Casting, Inc., our subsidiary through which we operate our precision die casting product line, has a new three-year labor contract with the United Automobile Workers that expires on October 11, 2009. Smith-Blair recently completed its labor agreement negotiations and has a new four-year labor contract with the United Steel Workers of America that expires on March 27, 2011.

In Germany, our employees are represented by IG Metall, which negotiates labor terms and conditions with local Employers Associations that also represent other employers. The outcome of these negotiations also directly affects non-unionized employees to the extent that individual employment agreements contain cross references to relevant metal union contracts. The current union agreement with IG Metall covering our German unionized workforce expires on October 31, 2008.

Although we believe that our relations with our employees are generally good, a strike, work stoppage or other slowdown by our unionized workers could cause a disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected.

Many of our suppliers and direct and indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are used and, thus, adversely affect the demand for our products.

We may be unable to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions. As a result, growth from acquisitions could be limited.

We may pursue selective strategic acquisition opportunities, evaluate potential acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We may not be able to identify and acquire suitable acquisition candidates in the future, the financing of any such acquisition may be unavailable on satisfactory terms and we may be unable to accomplish our strategic objectives as a result of any such acquisition. In addition, our acquisition strategies may not be successfully received by customers or achieve their intended benefits. If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions would likely result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expense as well as significant charges relating to integration costs, which could have a material adverse effect on our results of operations or financial condition. Often acquisitions are undertaken to improve the operating results of either or both of the acquirer and the acquired company, and we may not be successful in this regard. We may encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect us.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The tables below list the properties utilized by the Company at March 31, 2007. The Company believes that its properties are in good operating condition and are suitable for its current needs.

The table below sets forth the locations of the facilities in North America.

Location	Owned/Leased	Square Feet	Principal Use of Facility
Texarkana, AR	Owned	249,912	Manufacturing/Assembly
Goleta, CA	Leased	9,000	Office
Orlando, FL	Owned	48,474	Manufacturing/Assembly
Orlando, FL	Leased	700	Warehouse
Alpharetta, GA	Leased	3,058	Office
Russellville, KY	Leased	254,904	Manufacturing/Assembly
Covington, LA	Leased	4,600	Office
Juarez, Mexico	Leased	45,720	Manufacturing/Assembly
Raleigh, NC	Leased	20,336	Office
DuBois, PA	Owned	196,930	Manufacturing/Assembly
DuBois, PA	Leased	136,566	Manufacturing/Assembly
Pittsburgh (Forest Hills), PA	Leased	8,845	Office
Uniontown, PA	Leased	240,228	Manufacturing/Assembly
Richardson, TX	Leased	215	Office

The table below sets forth the locations of the facilities outside of North America.

Location	Owned/Leased	Square Feet	Principal Use of Facility
El Eulma, Algeria	Leased	32,818	Manufacturing/Assembly
Minsk, Belorussia	Owned	1,098	Office
Minsk, Belorussia	Leased	1,228	Warehouse
Minsk, Belorussia	Leased	1,018	Manufacturing/Assembly
Nova Odessa, Brazil	Leased	26,364	Manufacturing/Assembly
Santiago, Chile	Leased	27,115	Manufacturing/Assembly
Beijing, China	Leased	83,181	Manufacturing/Assembly
Jiangdu City, China	Owned	179,264	Manufacturing/Assembly
Jiangdu City, China	Leased	147,653	Office
Shanghai, China	Leased	53,819	Manufacturing/Assembly
Prague, Czech Republic	Leased	10,204	Office
Greasque, France	Leased	161	Office
Malakoff, France	Leased	1,969	Office
Neyron, France	Leased	13,988	Office
Merignac, France	Leased	161	Office
Babelsberg, Germany (1)	Owned	21,617	Manufacturing/Assembly
Hannover, Germany	Owned	49,453	Manufacturing/Assembly
Ludwigshafen, Germany	Leased	18,808	Manufacturing/Assembly
Ludwigshafen, Germany	Owned	317,624	Manufacturing/Assembly
Milan, Italy	Leased	377	Office
Temara, Morocco	Leased	15,069	Manufacturing/Assembly
Torun, Poland	Leased	1,076	Office
Stara Tura, Slovakia	Leased	54,541	Manufacturing/Assembly
Gauteng, South Africa	Leased	16,172	Manufacturing/Assembly
Barcelona, Spain	Leased	6,736	Office
Sevilla, Spain	Leased	708	Office
Hampshire, U.K.	Leased	20,659	Office
Sumy, Ukraine	Leased	4,132	Office

(1)	Leased to a third party.

ITEM 3.	LEGAL PROCEEDINGS

On November 7, 2006, an agreement was reached to settle the previously disclosed personal injury lawsuit involving Smith-Blair, Inc., our subsidiary, that was filed in the Supreme Court of New York County, New York on December 5, 2001 (James Trodden v. Consolidated Edison of New York, Felix Industries and Smith-Blair, Inc.). The settlement agreement resolved all pending claims against us and all named individual defendants and did not impose any monetary obligations on Smith-Blair, Inc. or the Company.

The Company, along with as many as 200 or more other companies, is a defendant in several lawsuits filed in various state courts in Mississippi by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Because the cases are in initial stages, it is uncertain whether any plaintiffs have dealt with any of the Company’s products, were exposed to an asbestos-containing component part of a product of the Company or whether such part could have been a contributing factor to the alleged illness. Although we are entitled to indemnification for liabilities and legal costs for asbestos claims related to these products from certain subsidiaries of Invensys plc, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the acquisition of Invensys Metering Systems.

On March 6, 2007, the Company was joined as a defendant to a lawsuit filed in the Seventh Judicial Circuit Court in Macoupin County, Illinois arising out of an apparent gas explosion in Carlinville, Illinois (Tammy

Pocklington, Special Administrator of the Estate of Margaret Sherry Hatlen, et al. v. Ameren IP, et al., including Sensus Metering Systems, Inc., etc.). The explosion is alleged to have resulted in three deaths, an injury and property damage. The original lawsuit did not name the Company, but was later amended to include the Company on the basis that the Company: a) negligently designed or manufactured the relevant gas meter; b) failed to warn users that the meter would allow excess gas into the house; and c) failed to warn of the useful life of the meter. The amended complaint is seeking unspecified damages against the Company and the other defendants, Ameren IP; Area Heating and Air Conditioning, Ltd; and Actaris U.S. Gas. This claim is of the type covered by the Company’ products liability insurance. The Company has retained counsel and is preparing a response to the amended complaint. Although it is too early in the proceedings to predict or quantify the outcome with certainty, we believe the claims against the Company are without merit and we intend to defend ourselves vigorously against these claims.

In addition, we are, from time to time, party to legal proceedings arising out of the operations of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described above, would not have a material adverse impact on our business, financial condition or results of operations. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business, financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) None.

(b) Not applicable.

(c) None.

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the following selected consolidated financial data from our audited consolidated financial statements, and those of our predecessor, Invensys Metering Systems. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report.

	Predecessor (1)
(in millions)	Year Ended March 31, 2003	Period from April 1, 2003 to December 17, 2003	Period from Inception (December 18, 2003) to March 31, 2004	Year Ended March 31, 2005	Year Ended March 31, 2006	Year Ended March 31, 2007
Income Statement Data:
Net sales	$504.5	$364.6	$164.4	$569.8	$613.9	$632.9
Income (loss) from continuing operations	$33.3	$10.0	$(1.5)	$(4.2)	$(3.2)	$(8.1)

Other Financial Data:
EBITDA (2)	$79.9	$43.2	$20.8	$79.9	$86.7	$84.0
Restructuring costs (3)	12.4	9.6	1.1	8.1	7.2	8.5
Capital expenditures	11.8	8.4	6.1	21.2	23.2	17.3

Balance Sheet Data:
Cash and cash equivalents	$17.1		$48.5	$54.9	$52.6	$34.9
Total assets	670.0		952.9	940.2	935.1	973.2
Total debt	14.1		506.6	500.4	485.6	475.5
Stockholder’s equity	496.3		198.0	194.0	186.4	226.5

(1)	On December 18, 2003, the Company acquired the metering systems and certain other businesses from Invensys plc. Prior to the date of the acquisition of Invensys Metering Systems, the Company had no operations. As a result of the acquisition, we changed the basis of accounting and acquired substantial debt, such that the financial results of periods prior to the acquisition are not necessarily comparable to results after the acquisition. Information for periods prior to December 18, 2003 reflects the results of operations and other data for our predecessor, Invensys Metering Systems.
(2)

For additional information regarding EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.” We have presented EBITDA because management considers EBITDA to be an important measure of financial performance. Management believes that EBITDA provides useful information for our investors for trending, analyzing and benchmarking the performance and value of our business. Management also believes that EBITDA is useful in assessing current performance compared with the historical performance of our predecessor because items within our income statements such as depreciation, amortization and interest expense are significantly impacted by the acquisition of Invensys Metering Systems. Internally, EBITDA is used as a financial measure to assess the performance of our business and is an important measure in our incentive compensation plans. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

(3)	For additional information regarding restructuring costs, see Note 7 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report. Restructuring costs are added to net income for purposes of determining compliance by the Company with the financial covenants of both the senior credit facilities and the indentures governing the notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to us are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, sales, cash flow and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters, other than those of historical fact, are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may turn out to be incorrect. Our actual results could be materially different from our expectations because of various risks. These risks include our dependence on new product development and intellectual property, and our dependence on independent distributors and third-party contract manufacturers, automotive vehicle production levels and schedules, our substantial financial leverage, debt service and other cash requirements, liquidity constraints and risks related to future growth and expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, our ability to integrate acquired companies, general economic and business conditions, competition, adverse changes in the regulatory or legislative environment in which we operate, and other factors beyond our control.

Our fiscal year ends on March 31 and references herein to a fiscal year refer to the twelve-month period ended as of that date.

General

We are a leading provider of advanced metering technologies and related metering communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We believe we are the largest global manufacturer of water meters and have a substantial share of the sales of automatic meter reading (“AMR”) devices to the North American water utilities market. We are a leading global developer and manufacturer of gas and heat metering systems and are an active participant in the North American electric metering systems market. We are recognized throughout the utility industry for developing and manufacturing metering products with long-term accuracy and unique product features, innovative metering communication systems, as well as for providing comprehensive customer service for all of our products and services. Continuing our efforts to provide the utility markets with leading edge metering communications systems, in July 2006 we acquired Advanced Metering Data Systems L.L.C. (“AMDS”), a developer of an advanced metering infrastructure (“AMI”) fixed network radio frequency (“RF”) system. With the acquisition we now provide an advanced fixed network AMI solution to all three North America utility markets. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

History

Although we and our predecessors have been supplying metering and related products for over a century, our current business was created in early 1999 when BTR plc and Siebe plc merged to form Invensys plc (“Invensys”). Following this merger and until the completion of the acquisition of Invensys Metering Systems, our business was generally operated by Invensys plc as a single product group and participated in various strategic initiatives implemented by Invensys plc, including customer development, services, project management and lean supply chain programs. We acquired the Invensys Metering Systems businesses from Invensys on December 17, 2003. This sale is described under “Acquisitions” in Note 2 to the audited consolidated financial statements included elsewhere in this annual report. The historical results of operations of Invensys Metering Systems may not be fully indicative of the results of operations on a stand-alone basis.

Recent Acquisition

AMDS. On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $64.3 million consisting of $51.5 million in cash and 15,000 vested preference shares issued by Bermuda 1 with an estimated fair value of $12.8 million. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. The vested preference shares are subject to mandatory redemption by Bermuda 1 for $15.0 million at the option of the holder once certain future performance targets are achieved. On the earlier of an initial public offering, change of control or the fifth anniversary of the closing date, any vested shares that have not been redeemed for liquidation value or converted into common shares of Bermuda 1 will then become redeemable by Bermuda 1 or convertible regardless of whether the performance measures have been met. This purchase is expected to provide the Company with core capability to deliver comprehensive AMI technology with robust two-way offerings to the electricity market and powerful one-way solutions for the water and gas markets, which complements the Company’s existing AMR technologies. Prior to the acquisition, the Company had marketed AMDS’ technology to the electric utility and combined utility markets in North America under an exclusive licensing agreement.

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

Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares. Accordingly, the estimated fair value of the vested preference shares has been reflected within stockholder’s equity in the accompanying consolidated balance sheet at March 31, 2007 since it represents a capital contribution from Bermuda 1. The Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1.

This transaction was accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and the operating results have been included in the Company’s consolidated financial statements from the date of acquisition. Since the acquisition was not material to the Company’s consolidated results of operations, unaudited pro forma financial information was not required by either FAS 141 or SEC Regulation S-X, and therefore was not presented.

Results of Operations

The following table provides results of operations for the periods presented:

(in millions)	Year Ended March 31, 2007%		Year Ended March 31, 2006%		Year Ended March 31, 2005%
Net sales	$632.9	100%	$613.9	100%	$569.8	100%
Gross profit	179.1	28%	186.4	30%	170.8	30%
Selling, general and administrative expenses	110.4	17%	107.9	17%	99.5	18%
Restructuring costs	8.5	1%	7.2	1%	8.1	1%
Amortization of intangible assets	23.6	4%	22.5	4%	21.3	4%
Other operating expense, net	2.7	—	3.4	1%	3.0	—

Operating income	33.9	6%	45.4	7%	38.9	7%
Interest expense, net	(42.4)	(7)%	(39.3)	(6)%	(36.7)	(6)%
Other income (expense), net	1.9	—	(1.1)	—	2.0	—

Income (loss) from continuing operations before income taxes and minority interest	(6.6)	(1)%	5.0	1%	4.2	1%
Provision for income taxes	1.0	—	8.2	1%	8.3	1%

Loss from continuing operations before minority interest	(7.6)	(1)%	(3.2)	—	(4.1)	—
Minority interest	(0.5)	—	—	—	(0.1)	—

Loss from continuing operations	(8.1)	(1)%	(3.2)	—	(4.2)	—
Gain (loss) from discontinued operations	0.1	—	—	—	(0.8)	—

Net loss	$(8.0)	(1)%	$(3.2)	—	$(5.0)	—

Fiscal Year Ended March 31, 2007 Compared with Fiscal Year Ended March 31, 2006

Net Sales. Net sales increased $19.0 million (including an $11.6 million favorable foreign currency impact), or 3%, to $632.9 million for fiscal 2007 from $613.9 million for fiscal 2006. This increase was due to continued growth in the underlying markets and in AMR and AMI applications, expansion into new markets in Europe and China and strengthening economies in Central Europe and South America, partially offset by lower sales volumes related to U.S. distributor consolidations.

North American sales of water meters decreased $22.5 million, or 9%, for fiscal 2007 compared to fiscal 2006. This decrease was primarily the result of U.S. distributor consolidations and the timing with the development and migration to the Company’s new AMI/AMR products.

Gas meter sales decreased $2.8 million, or 5%, for the current fiscal year compared to the prior fiscal year principally due to lower residential gas meter sales. Electric/AMI meter sales increased $9.1 million, or 55%, for the fiscal year 2007, as compared to fiscal 2006, due to continued growth in sales of our iCon® electric meter products and expansion of our product line into multiphase and broader AMI applications.

In our Europe/Middle East/Africa meter division sales increased $25.6 million, or 13% (including a $10.5 million favorable foreign currency impact), for fiscal 2007 as compared to fiscal 2006. This increase was principally the result of growth in Eastern Europe and Africa, entry into new markets, increased bulk meter sales and a strengthening economy in Central Europe. South American meter division sales increased $3.5 million (including a $0.7 million favorable foreign currency impact) for the current fiscal year as compared to the prior fiscal year due to increased domestic water meter system sales in Brazil and Chile resulting from new customers.

Sales from our precision die casting products increased $4.0 million, or 7%, in fiscal 2007 as compared to fiscal 2006, principally due to expansion into China and pass down of aluminum price increases to our customers. Excluding the impact of aluminum price increases, sales were comparable to the prior fiscal year. Pipe joining and repair products sales increased $2.1 million for the current fiscal year as compared to the corresponding prior fiscal year as a result of price increases and new product introductions, partially offset by lower volumes on traditional product lines.

Our top ten customers accounted for approximately 31% of net sales for fiscal 2007. Sales to distributors affiliated with Home Depot Waterworks Supply, Inc. constituted approximately 12% of net sales in fiscal 2007. No other individual customer accounted for more than 5% of net sales.

Gross Profit. Gross profit decreased $7.3 million (including a $3.3 million favorable foreign exchange impact), or 4%, to $179.1 million for fiscal 2007 from $186.4 million for fiscal 2006. The decrease in gross profit for the current fiscal year was the result of higher sales being more than offset by an unfavorable product mix, increased material costs for brass, plastic resins, steel and aluminum and higher depreciation expense related to increased investment in manufacturing infrastructure and new business ventures as compared to the prior fiscal year. In connection with the purchase method of accounting, the Company recorded an inventory write-up to estimated fair value of $0.7 million related to inventories acquired in the AMDS acquisition in fiscal 2007.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $2.5 million (including a $2.2 million unfavorable foreign currency impact) to $110.4 million for fiscal 2007 from $107.9 million for fiscal 2006 due to our expansion into China, the AMDS acquisition and higher medical insurance charges, partially offset by lower bad debt expense as a result of the higher than anticipated recovery of the Delphi receivable and the benefits of restructuring in Europe.

Restructuring Costs. Restructuring costs for fiscal 2007 were $8.5 million, which increased $1.3 million from fiscal 2006. The increase in the current fiscal year relates to the Company’s decision to exit certain AMR product lines in favor of the acquired technologies of AMDS.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets increased to $23.6 million for fiscal 2007 from $22.5 million for fiscal 2006 due to the acquired intangible assets of AMDS.

Other Operating Expense, Net. Other operating expense, net of $2.7 million for fiscal 2007 decreased $0.7 million from $3.4 million for fiscal 2006. Other operating expense, net for fiscal 2007 consisted of a management fee of $2.6 million paid to The Jordan Company, L.P. and other fees and expenses of $0.1 million.

Interest Expense, Net. Interest expense, net increased $3.1 million for fiscal 2007 compared to fiscal 2006 due to higher interest rates on our variable-rate debt and increased interim short-term borrowings under the Company’s U.S. revolving credit facility. The higher interest rates on our variable-rate debt were partially offset by the impact of the Company’s interest rate swap agreements discussed in Item 7A and Item 8 of this Annual Report.

Other Non-Operating Income (Expense), Net. Other non-operating income, net of $1.9 million for fiscal 2007 increased $3.0 million from fiscal 2006 and resulted from the net gain on the sale assets of $1.6 million, primarily related to our idle manufacturing facility in France, and net transactional foreign currency gains.

Provision for Income Taxes. Income tax provision of $1.0 million for fiscal 2007 decreased $7.2 million compared to $8.2 million for fiscal 2006. The lower income tax expense for fiscal 2007 was a result of lower sales in North America water meters and lower gross profit compared to fiscal 2006. The Company’s effective tax rates were the result of income taxes being incurred on the taxable income of our global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

Minority Interest. Minority interest expense increased $0.5 million for fiscal 2007 as compared to $0.0 million for fiscal 2006. The minority interest expense for fiscal 2007 was principally attributable to the closure of the Indian joint venture in fiscal 2006.

Net Loss. Net loss of $8.0 million for fiscal 2007 increased $4.8 million from $3.2 million for fiscal 2006 primarily as a result of lower gross profit, higher SG&A expenses and higher interest expense, partially offset by lower income tax expense.

Fiscal Year Ended March 31, 2006 Compared with Fiscal Year Ended March 31, 2005

Net Sales. Net sales increased by $44.1 million, or 8%, from $569.8 million for fiscal 2005 to $613.9 million for fiscal 2006. The principal driver of net sales growth in the fiscal 2006 was the continued strong demand that we experienced for metering systems, due to continued growth of AMR applications and strong product sales of water meters. Unfavorable currency translation, due primarily to the devaluation of the euro against the U.S. dollar, accounted for a sales decrease of $3.2 million for fiscal 2006. North American sales of water meters increased by $23.6 million, or 11%, for fiscal 2006 as compared to fiscal 2005, resulting from continued buoyancy for AMR applications and products. Electric meter sales increased 14% in fiscal 2006 as compared to fiscal 2005 due to continued growth in sales of our iCon® electric meter products to electric utilities. Gas meter sales decreased marginally in fiscal 2006 as compared to fiscal 2005.

The Europe/Middle East/Africa water meter market experienced an increase in sales of $5.0 million in fiscal 2006, net of foreign currency impact, as compared to fiscal 2005. This increase was the result of new ventures and growth in Eastern Europe and Africa offsetting declines in Central Europe. South American sales increased $1.6 million, net of foreign currency impact, in fiscal 2006 as compared to fiscal 2005. This increase resulted primarily from higher residential water meter sales in Brazil and Chile.

Third-party sales of our precision die casting products in fiscal 2006 as compared to fiscal 2005 increased $10.9 million due to expansion into China. Pipe joining and repair products sales increased $6.6 million, or 12%, in fiscal 2006 as compared to fiscal 2005 due to significant price increases and increased demand for our products resulting from adverse weather conditions.

Our top ten customers accounted for approximately 33% of net sales for the fiscal year ended 2006. Sales to distributors affiliated with National Waterworks, Inc., our largest customer and a wholly owned subsidiary of The Home Depot, Inc., constituted approximately 12% of net sales in fiscal 2006. No other individual customer accounted for more than 5% of net sales.

Gross Profit. Gross profit increased by $15.6 million (including a $1.1 million unfavorable foreign currency impact), or 9%, from $170.8 million in fiscal 2005 to $186.4 million in fiscal 2006. Gross profit as a percentage of sales remained flat at 30% in fiscal 2006 resulting from favorable market mix, attributable to higher water meter sales and cost reductions resulting from restructuring activities more than offsetting increased worldwide material prices. The improvement in gross margin dollars in fiscal 2006 as compared to fiscal 2005 was primarily due to higher sales volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2006 increased by $8.4 million (including a $0.4 million favorable foreign currency impact), or 8%, to $107.9 million, from $99.5 million in fiscal 2005. Expenses, as a percentage of net sales, decreased to 17% from 18% for fiscal 2006 compared to fiscal 2005, primarily as the Company began to realize some economies of scale as sales volumes continued to grow. The absolute increase in selling, general and administrative expenses in fiscal 2006 was attributed to increased investments in research and development; a $0.9 million receivable write-down in fiscal 2006 relating to the bankruptcy filing of Delphi Corporation, a significant customer of the Company; buildup of our finance and accounting infrastructure and expansion into new markets in China, Italy and Algeria.

Restructuring Costs. Restructuring costs were $7.2 million for fiscal 2006. Fiscal 2006 restructuring costs included costs associated with ceasing production at our Indian joint venture facility, exiting select motorcycle product lines at our PDC Rongtai joint venture and further rationalizing our German manufacturing operations. Fiscal 2006 restructuring costs consisted of $1.1 million related to the write-off of certain assets that were impaired as a result of the initiatives taken in China and India and $6.1 million related to headcount reduction initiatives. The decrease in restructuring costs of $0.9 million from fiscal 2005 was primarily the result of the winding down of our current European restructuring activities to achieve our targeted operational footprint.

Amortization of Intangible Assets. Amortization of intangible assets increased by $1.2 million from $21.3 million in fiscal 2005 to $22.5 million in fiscal 2006. The increase was due to high levels of intangible assets resulting from purchases of technology rights. Amortization expense relates primarily to the intangible assets recorded at the time of the acquisition of Invensys Metering Systems for non-competition agreements, customer relationships and patents.

Other Operating Expense, Net. Other operating expense, net of $3.4 million for fiscal 2006 increased by $0.4 million compared to $3.0 million for fiscal 2005. For fiscal 2006, other operating expense, net relates to management fees of $2.3 million paid to the Jordan Company, L.P., $0.5 million related to unconsummated acquisition costs and $0.6 million of regulatory and other fees and expenses.

Interest Expense, Net. Interest expense, net was $39.3 million for fiscal 2006 compared with $36.7 million for fiscal 2005. The increase in interest expense, net for the current fiscal year was the result of rising interest rates on our variable-rate debt, partially offset by lower debt outstanding due to accelerated debt repayments.

Other Non-Operating (Expense) Income, Net. Other non-operating expense, net of $1.1 million for the fiscal year ended March 31, 2006 increased by $3.1 million compared to other non-operating income, net of $2.0 million for the fiscal year ended March 31, 2005. The increase in other non-operating expense, net was related primarily to unrealized foreign exchange losses on remeasurement of intercompany loans, partially offset by unrealized gains on forward contracts related to such loans.

Provision for Income Taxes. Income tax expense was $8.2 million for fiscal 2006 compared to income tax expense of $8.3 million for 2005. The fiscal 2006 effective tax rate of 164% was the result of income taxes being incurred on the taxable income of our global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

Minority Interest. Minority interest expense for fiscal 2006 decreased marginally as compared to fiscal 2005 and was a result of our partners’ share of earnings of $0.8 million for our Algeria joint venture offset by losses of $0.8 million for our Indian and Chinese joint ventures.

Net Loss. Net loss of $3.2 million for fiscal 2006 decreased by $1.8 million compared to a net loss of $5.0 million for fiscal 2005. The improvement in fiscal 2006 was primarily the result of the increase in sales volumes and gross margins as compared to fiscal 2005.

Non-GAAP Measures

The discussion of EBITDA is being provided because management considers EBITDA to be an important measure of financial performance. Management believes that EBITDA provides useful information for our investors for trending, analyzing and benchmarking the performance and value of our business. Management also believes that EBITDA is useful in assessing current performance compared with the historical performance of our predecessor because items within our income statements such as depreciation, amortization and interest expense are significantly impacted by the acquisition of Invensys Metering Systems. Internally, EBITDA is used as a financial measure to assess the performance of our business and is an important measure in our incentive compensation plans. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

The following table sets forth a management reconciliation of the differences between EBITDA and net loss calculated in accordance with GAAP for fiscal 2007, 2006 and 2005, respectively (in millions):

	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005
Net loss	$(8.1)	$(3.2)	$(5.0)
Depreciation and amortization	48.1	42.4	39.8
Interest expense, net	42.4	39.3	36.7
Income tax provision	1.0	8.2	8.3
Minority interest	0.5	—	0.1

EBITDA	83.9	86.7	79.9

Gain (loss) from discontinued operations	0.1	—	0.8

EBITDA (excluding discontinued operations)	$84.0	$86.7	$80.7

EBITDA decreased $2.8 million to $83.9 million for fiscal 2007 from $86.7 million for fiscal 2006 primarily as a result of lower gross profit. EBITDA increased by $6.8 million from $79.9 million for fiscal 2005 to $86.7 million for fiscal 2006, which was attributable to increased sales resulting in higher gross margins.

Liquidity and Capital Resources

During fiscal 2007, we funded our operating, investing and financing requirements through cash on hand, borrowings under our senior credit facilities and equity contributions related to the AMDS acquisition. We generally fund operating and capital requirements from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow provided by operating activities in fiscal 2007, 2006 and 2005 was $30.8 million, $47.1 million and $33.7 million, respectively. The $16.3 million decrease in net cash provided by operating activities in fiscal 2007 as compared to fiscal 2006 was the result of lower operating income and the timing of payments on accounts payable and accrued expenses.

Cash expenditures for restructuring for fiscal 2007, 2006 and 2005 were $7.2 million, $7.0 million and $9.9 million, respectively, and were reflected within cash used in operations. As of March 31, 2007, we had $6.7 million of restructuring accruals reflected on our consolidated balance sheet reflected within current liabilities and other long-term liabilities. Additional restructuring expenses of approximately $6.6 million are expected to be incurred in fiscal 2008 as current restructuring programs are completed and new initiatives are undertaken.

Working capital as a percentage of net sales decreased to 13% for fiscal 2007 as compared with 14% for fiscal 2006 due to higher accounts payable and accrued expenses.

Cash used for investing activities of $69.1 million, $36.7 million and $19.7 million for fiscal 2007, 2006 and 2005, respectively, represents payments for capital expenditures, intangibles, software development costs and business acquisitions, partially offset by proceeds from the disposition of property, plant and equipment and business units. Capital expenditures were $17.3 million, and $23.2 million and $21.2 million for fiscal 2007, 2006 and 2005, respectively. Capital expenditure requirements were comprised of equipment, molds and tooling for replacement; expenditures for cost reduction, maintenance, safety and expansion. For fiscal 2008, we expect to make capital expenditures of approximately $25.0 million reflecting our continuing emphasis on a growth-oriented capital expenditures program. Business acquisition expenditures of $52.6 million for fiscal 2007 were attributable to $0.6 million as a final payment for the Rongtai acquisition completed in September 2006, $0.5 million for progress payments for the acquisition of net assets of DuPenn Inc., which was consummated in fiscal 2006, and $51.5 million attributable to the AMDS acquisition. In fiscal 2007, proceeds from sale of assets of $1.8 million were primarily from the sale of our idle manufacturing facility in France.

Cash provided by (used in) financing activities was $19.7 million, ($12.8) million and ($8.1) million for fiscal 2007, 2006 and 2005, respectively. Cash provided by financing activities for fiscal 2007 represents equity contributions of $30.4 million in cash from Bermuda 1 related to the AMDS acquisition, partially offset by principal payments of $0.1 million on short-term borrowings assumed in the Rongtai acquisition, $10.0 million of principal payments on the Company’s term loan facilities in March 2007 and payment of debt issuance costs of $0.6 million in connection with the Company’s second amendment to the Credit Agreement in May 2006.

As a result of the acquisition of Invensys Metering Systems, we incurred substantial third-party indebtedness. Our senior credit facilities provide for senior secured financing of $266.2 million, consisting of a) two term loan facilities in an aggregate amount of $196.2 million, including a $177.0 million U.S. term loan facility and a $19.2 million European term loan facility and b) two revolving credit facilities in an aggregate amount of $70.0 million, under which $40.0 million is available in the form of U.S. dollar-denominated loans and $30.0 million is available in the form of U.S. dollar-denominated loans or in the form of euro- or U.K. sterling-denominated loans. The term loan facilities mature on December 17, 2010. Borrowing costs under the term loan facility are based on variable rates tied to the London Interbank Offered Rate (“LIBOR”) plus a 2% margin, or the greater of the Prime Rate and the Federal Funds Effective Rate plus a 1% margin. Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities.

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

The indenture governing the senior subordinated notes contains certain covenants that limit, among other things, our ability to a) incur additional indebtedness (including by way of guarantee), subject to certain exceptions, unless we meet a consolidated coverage ratio of 2.0 to 1.0 or certain other conditions apply; b) pay dividends or distributions, or make certain types of investments or other restricted payments, unless we meet certain specified conditions; c) create any encumbrance or restriction on our subsidiary guarantors’ ability to pay dividends or distributions, repay loans, make loans or advances or transfer any property or assets to us; d) dispose of certain assets and capital stock of our subsidiary guarantors; e) enter into certain transactions with affiliates; f) engage in new lines of business; and g) consummate certain mergers and consolidations.

As of March 31, 2007, we had $475.5 million of total indebtedness outstanding, consisting of $275.0 million of senior subordinated notes, $177.0 million under the U.S. term loan facility, $19.2 million under the European term loan facility, $3.9 million in short-term borrowings assumed in the Rongtai acquisition and a $0.4 million variable-rate, long-term loan from the Rongtai joint venture partner. Interest expense, net, including amortization of deferred financing costs, was $42.4 million for fiscal 2007. The next scheduled principal payments on the term loan facilities are due in June 2008. There were no borrowings outstanding under the revolving credit facility at March 31, 2007; however, $4.7 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at March 31, 2007.

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

Contractual Obligations

The following table is a summary of contractual cash obligations (excluding interest) as of March 31, 2007 (in millions). The interest component of the Company’s term loan facilities and senior subordinated notes is discussed in Note 8 of the “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long-term loan from Rongtai acquisition	$—	$0.4	$—	$—	$0.4
Term loan facilities	—	51.8	144.4	—	196.2
Revolving loan facilities (1)	—	—	—	—	—
Operating leases	2.7	2.2	3.5	1.1	9.5
Senior subordinated notes	—	—	—	275.0	275.0

Total contractual cash obligations	$2.7	$54.4	$147.9	$276.1	$481.1

(1)	The revolving loan facilities provide for $70.0 million of borrowing capacity. The revolving credit facilities mature in December 2009. As of March 31, 2007, $4.7 million of letters of credit were issued and are included in the $70.0 million of borrowing capacity under the revolving credit facilities.

Taxes

We are subject to taxation in multiple jurisdictions throughout the world. Our effective tax rate and tax liability are affected by a number of factors, such as the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds between jurisdictions and repatriate income, and changes in law. Generally, the tax liability for each legal entity is determined either on a (a) non-consolidated and non-combined basis or (b) consolidated and combined basis only with other eligible entities subject to tax in the same jurisdiction, in either case without regard to the taxable losses of non-consolidated and non-combined affiliated entities. As a result, we may pay income taxes to some jurisdictions even though on an overall basis a net loss for the period is incurred.

Inflation

Inflation can affect the costs of goods and services we use. The majority of the countries that are of significance to us, from either a manufacturing or sales viewpoint, have in recent years enjoyed relatively low inflation. The competitive environment in which we operate inevitably creates pressure on us to provide our customers with cost-effective products and services. We believe our cost reduction programs are critical to maintaining our competitive position.

Critical Accounting Policies

The methods, estimates and judgments used in applying critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an on-going basis. Estimates are based on historical experience and on assumptions that are believed to be reasonable under the circumstances. Management’s experience and assumptions form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what management anticipates, and different assumptions or estimates about the future could change the reported results.

We believe the following accounting policies are the most critical to our reported financial statements and require the most difficult, subjective or complex judgments in the preparation of these statements.

Revenue recognition. Sales and related cost of sales are recorded based on the following criteria: a) delivery has occurred or services have been rendered, b) evidence of an arrangement exists, c) pricing is fixed or determinable and d) collection is reasonably assured. We have certain sales rebate programs with some customers that periodically require rebate payments. Management estimates amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns and allowances. These estimates are based upon historical experience. We record an allowance for sales returns based on the historical relationship between shipments and returns. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Retirement benefits. Pension obligations are actuarially determined and are affected by several assumptions, including discount rate, long-term rate of return on plan assets and assumed annual rate of compensation increase for plan employees. Changes in rates and differences from actual results for each assumption affect the amount of pension expense recognized in current and future periods.

Restructuring. Over the last five fiscal years we implemented a focused cost reduction program that resulted in restructuring costs being incurred. Additional restructuring programs have been approved and implemented to support new programs and circumstances. The related restructuring reserves reflect estimates, including those pertaining to employee severance costs and contractual lease obligations. Management reassesses the reserve requirements to complete each individual program on a quarterly basis. Actual restructuring costs may be different from the estimates used to establish the restructuring reserves.

Warranty obligations. Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on warranty terms and best estimates of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Estimates of warranty obligations are reevaluated on a quarterly basis. As actual experience becomes available, it is used to modify the historical averages to ensure that the forecast is within the range of likely outcomes. Resulting balances are then compared with present spending rates to ensure that the accruals are adequate to meet expected future obligations.

Income taxes. At the end of each fiscal quarter, management estimates the effective tax rate expected to be applicable for the full fiscal year. The estimated effective tax rate reflects the expected jurisdiction where income is earned as well as tax planning strategies. If the actual results are different from our estimates, adjustments to the effective tax rate may be required in the period in which such determination is made.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews deferred tax assets for recoverability and establishes a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, a full valuation allowance has been established against the deferred tax assets related to certain foreign and domestic net operating loss carryforwards.

Impairment of long-lived assets. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and for all assets to be disposed. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using a discounted future cash flow analysis. The determination of market values based on discounted cash flows requires management to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates.

Intangible assets. Intangible assets historically have consisted of goodwill, trademarks and patents. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. Patents and trademarks are stated at fair value on the date of acquisition. Goodwill and indefinite-lived intangible assets (trademarks and tradenames) are required to be tested at least annually for impairment using fair value measurement techniques prescribed by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The Company performed its annual impairment testing of its goodwill and indefinite-lived intangible assets as of March 31, 2007 and no impairment was evident.

We assess the fair value of our reporting units for goodwill impairment based upon a discounted cash flow methodology. Those estimated future cash flows, which are based upon historical results and current projections, are discounted at a rate corresponding to a “market” rate. If the carrying amount of the reporting unit exceeds the estimated fair value determined through that discounted cash flow methodology, goodwill impairment may be present. We measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 revises disclosure requirements and introduces a prescriptive, annual, tabular roll forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006 (April 1, 2007 for the Company). The Company estimates that the adoption of FIN 48 in fiscal 2008 will result in an increase in its tax contingency reserves of approximately $1.0 million to $3.0 million, which will be accounted for as a cumulative adjustment to the April 1, 2007 balance of accumulated deficit.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS 159 on its consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We are exposed to various market risk factors such as changes in foreign currency rates and fluctuating interest rates.

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of March 31, 2007, assets of foreign subsidiaries constituted approximately 33% of total assets. Foreign currency exchange rate exposure is most significant with respect to our European and South American operations. For the fiscal year ended

March 31, 2007, net sales were positively impacted by the valuation of foreign currencies, primarily the euro, versus the U.S. dollar by $11.6 million. Net sales for fiscal 2006 were negatively impacted by the devaluation of foreign currencies versus the U.S. dollar by $3.2 million while net sales for fiscal 2005 were positively impacted by the appreciation of foreign currencies against the U.S. dollar by $13.4 million.

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

Interest rate risk. We have a significant amount of debt, with a large portion being at variable rates. The Company’s total indebtedness as of March 31, 2007 was $475.5 million, of which $196.6 million (including the $0.4 million long-term loan from the Rongtai joint venture partner) bears interest at variable rates. As of March 31, 2007, substantially all of our variable-rate borrowings were under the senior credit facilities and were at the adjusted LIBOR plus 2.0%. At March 31, 2007, the weighted-average interest rate on our variable-rate term debt was approximately 7.2% (consisting of approximately 5.2% LIBOR plus 2.0%). Holding all other variables constant, a change in the interest rate of 1% on our variable-rate debt would impact annual interest costs by $1.0 million, after giving effect to the interest rate swaps discussed below.

On December 9, 2005 and March 24, 2006, the Company entered into interest rate swap agreements, each with a notional amount of $50.0 million, to hedge exposure to variable interest rates. The purpose of the swaps, designated as a cash flow hedge, is to effectively hedge the Company’s interest payments on a portion of its variable-rate debt. Under the terms of the swap agreements, which are effective January 20, 2006 and August 22, 2006 and terminate on September 30, 2010 and June 30, 2010, respectively, the Company receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at a fixed rate of 4.927% and 5.121%, respectively. Changes in the Company’s cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivatives, and therefore changes in the fair value of the swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness of the swaps is required to be recognized in earnings. Other comprehensive loss of $0.6 million (net of tax of $0.5 million) and other comprehensive income of $0.3 million (net of tax of $0.3 million) recorded during fiscal 2007 and 2006, respectively, reflects the changes in fair value of the interest rate swaps due to fluctuations in interest rates since inception. We expect to continue to utilize interest rate swap agreements to manage interest rate risk in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

Sensus Metering Systems (Bermuda 2) Ltd.

We have audited the accompanying consolidated balance sheets of Sensus Metering Systems (Bermuda 2) Ltd. as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensus Metering Systems (Bermuda 2) Ltd. at March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/    Ernst & Young LLP

Raleigh, North Carolina

May 10, 2007

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	March 31, 2007	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34.9	$52.6
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.8 and $1.4 at March 31, 2007 and 2006, respectively	98.3	88.5
Other	1.4	1.8
Inventories, net	63.6	56.2
Prepayments and other current assets	11.5	10.5
Deferred income taxes	6.4	4.6

Total current assets	216.1	214.2

Property, plant and equipment, net	134.3	136.8
Intangible assets, net	220.9	215.9
Goodwill	370.2	330.5
Deferred income taxes	9.2	12.5
Other long-term assets	22.5	25.2

Total assets	$973.2	$935.1

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$64.1	$60.5
Current portion of long-term debt	—	0.6
Short-term borrowings	3.9	4.0
Income taxes payable	1.3	2.7
Restructuring accruals	3.7	3.0
Accruals and other current liabilities	61.4	57.6

Total current liabilities	134.4	128.4

Long-term debt, less current portion	471.6	481.0
Pensions	46.5	44.8
Deferred income taxes	73.2	77.3
Other long-term liabilities	12.9	9.8
Minority interest	8.1	7.4

Total liabilities	746.7	748.7

Commitments and Contingencies (Note 18)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	243.2	200.0
Accumulated deficit	(18.1)	(10.1)
Accumulated other comprehensive income (loss)	1.4	(3.5)

Total stockholder’s equity	226.5	186.4

Total liabilities and stockholder’s equity	$973.2	$935.1

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005
TOTAL NET SALES	632.9	613.9	569.8
COST OF SALES	453.8	427.5	399.0

GROSS PROFIT	179.1	186.4	170.8

OPERATING EXPENSES:
Selling, general and administrative expenses	110.4	107.9	99.5
Restructuring costs	8.5	7.2	8.1
Amortization of intangible assets	23.6	22.5	21.3
Other operating expense, net	2.7	3.4	3.0

OPERATING INCOME	33.9	45.4	38.9

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(42.4)	(39.3)	(36.7)
Other income (expense), net	1.9	(1.1)	2.0

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(6.6)	5.0	4.2

PROVISION FOR INCOME TAXES	1.0	8.2	8.3

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(7.6)	(3.2)	(4.1)

MINORITY INTEREST	(0.5)	—	(0.1)

LOSS FROM CONTINUING OPERATIONS	(8.1)	(3.2)	(4.2)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	—	—	(0.5)
Gain (loss) on disposition of discontinued operations, net of tax	0.1	—	(0.3)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	0.1	—	(0.8)

NET LOSS	$(8.0)	$(3.2)	$(5.0)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in millions)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2004	$—	$200.0	$(1.9)	$(0.1)	$198.0
Other comprehensive (loss) income:
Net loss	—	—	(5.0)	—	(5.0)
Foreign currency translation adjustment	—	—	—	1.0	1.0

Total comprehensive loss	—	—	—	—	(4.0)

Balance at March 31, 2005	—	200.0	(6.9)	0.9	194.0
Other comprehensive (loss) income:
Net loss	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustment	—	—	—	2.1	2.1
Additional minimum pension liability adjustment, net of tax of $0.2 million	—	—	—	(6.8)	(6.8)
Unrealized gain on interest rate swaps, net of tax of $0.3 million	—	—	—	0.3	0.3

Total comprehensive loss	—	—	—	—	(7.6)

Balance at March 31, 2006	—	200.0	(10.1)	(3.5)	186.4
Equity contribution from parent related to AMDS acquisition	—	43.2	—	—	43.2
Other comprehensive (loss) income:
Net loss	—	—	(8.0)	—	(8.0)
Foreign currency translation adjustment	—	—	—	1.7	1.7
Additional minimum pension liability adjustment	—	—	—	3.8	3.8
Unrealized loss on interest rate swaps, net of tax of $0.5 million	—	—	—	(0.6)	(0.6)

Total comprehensive loss	—	—	—	—	(3.1)

Balance at March 31, 2007	$—	$243.2	$(18.1)	$1.4	$226.5

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005
OPERATING ACTIVITIES:
Net loss	$(8.0)	$(3.2)	$(5.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	24.5	19.9	18.5
Amortization of intangible assets	23.6	22.5	21.3
Amortization of deferred financing costs	2.5	2.0	2.1
Deferred income taxes	(4.2)	2.2	1.1
Net gain on sale of assets	(1.6)	(0.2)	(0.7)
Non-cash restructuring charges	1.3	1.1	—
Net (gain) loss on foreign currency transactions	(1.7)	2.1	(0.8)
Minority interest	0.5	—	0.2
Changes in operating assets and liabilities, net of effects of acquisitions and divestures:
Accounts receivable	(3.7)	(1.8)	(7.9)
Inventories	(5.4)	(5.4)	(1.6)
Accounts payable, accruals and other current liabilities	1.8	10.4	9.3
Other current assets	(0.6)	(1.4)	2.2
Other long-term assets	2.1	(2.2)	0.3
Other long-term liabilities	1.3	(0.7)	(5.3)
Income taxes payable	(0.8)	1.3	(1.5)
Pensions	(0.8)	0.5	1.5

Net cash provided by operating activities	30.8	47.1	33.7

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(17.3)	(23.2)	(21.2)
Purchases of intangible assets	(0.4)	(1.6)	(1.2)
Software development costs	(0.6)	—	—
AMDS acquisition	(51.5)	—	—
Rongtai acquisition	(0.6)	(11.6)	—
DuPenn acquisition	(0.5)	(1.7)	—
Nexus acquisition	—	(0.1)	(6.7)
Proceeds from Invensys acquisition adjustment	—	—	6.5
Proceeds from sale of investments	—	0.4	—
Proceeds from sale of assets	1.8	1.1	2.9

Net cash used in investing activities	(69.1)	(36.7)	(19.7)

FINANCING ACTIVITIES:
Decrease in short-term borrowings	(0.1)	—	(2.2)
Principal payments on debt	(10.0)	(19.2)	(4.0)
Debt issuance costs	(0.6)	—	(1.9)
Proceeds from issuance of debt	—	0.4	—
Equity contributions from Bermuda 1 for AMDS acquisition	30.4	—	—
Proceeds from joint venture partner	—	6.0	—

Net cash provided by (used in) financing activities	19.7	(12.8)	(8.1)

Effect of exchange rate changes on cash	0.9	0.1	0.5

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17.7)	(2.3)	6.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$52.6	$54.9	$48.5

CASH AND CASH EQUIVALENTS AT END OF YEAR	$34.9	$52.6	$54.9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest	$40.6	$37.7	$34.3

Income taxes, net of refunds	$6.2	$2.8	$9.2

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2007, in conjunction with the AMDS acquisition, Sensus Metering Systems (Bermuda 1) Ltd. issued 15,000 vested preference shares to AMDS with an estimated fair value of $12.8 million (see Note 2).

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company was formed on December 17, 2003 through the acquisition of the metering systems and certain other businesses of Invensys plc. Prior to the acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the acquisition are referred to herein as “Invensys Metering Systems.” The acquisition was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of 8 5/8% senior subordinated notes due in 2013 (“the Notes”) and equity contributions from Bermuda 1.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Subsidiaries for which the Company has the ability to exercise control are consolidated. All intercompany transactions and accounts have been eliminated.

Reclassifications

Certain prior year financial statement captions have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

Cash and Cash Equivalents

Highly liquid investments with original maturity dates of three months or less are classified as cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Accounts Receivable

Credit is extended by the Company based upon an evaluation of the customer’s financial position, and generally collateral is not required. The Company provides an allowance for doubtful accounts equal to estimated collection losses that will be incurred in the collection of receivables. Estimated losses are based on historical collection experience, as well as a review by management of the current status of all receivables.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful life of the asset, as follows:

Buildings and improvements	13 to 50 years
Machinery and equipment	3 to 13 years
Computer equipment and software	3 to 5 years

Improvements and replacements are capitalized to the extent that they increase the useful economic life or increase the expected economic benefit of the underlying asset. Repairs and maintenance expenditures are charged to expense as incurred.

Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill at March 31, 2007 represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc. (“Nexus”) and Advanced Metering Data Systems, L.L.C. (“AMDS”) over the fair value of the net assets acquired (see Note 2). The purchase price allocation for these acquisitions resulted in $370.2 million of goodwill being recorded. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings and precision die casting markets and the expected synergies resulting form the Nexus and AMDS acquisitions. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMR market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMR technology provides a significant opportunity for the Company. Patents, trademarks, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm. Trademarks are assumed to have indefinite lives and are not amortized. Patents and customer and distributor relationships are being amortized using the straight-line method over 3 to 15 years, and 5 to 25 years, respectively. The developed technology from the AMDS acquisition is being amortized ratably over 12 years. The non-competition agreement is being amortized ratably over 4 years, the contractual period of the agreement.

The Company performs annual goodwill and other indefinite lived identifiable intangibles impairment tests based upon a discounted cash flow methodology. Estimated future cash flows are based upon historical trends and current projections are discounted at a rate corresponding to a “market” rate. If the carrying amount of the reporting unit exceeds the estimated fair value determined through that discounted cash flow methodology, goodwill impairment would be recognized. The Company measures the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill. The Company performed

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill impairment testing of the reporting units as of March 31, 2007 and determined that the fair value of each of the reporting units exceeded its carrying value; therefore no impairment was recorded.

In addition, the Company performed impairment testing of its tradenames as of March 31, 2007, using the same business models as used in its impairment testing for goodwill. To arrive at the fair value for the tradenames, the Company utilized the relief from royalty method for each reporting unit on the basis that a tradename has a fair value equal to the present value of the royalty income attributable to it. The fair values of the tradenames were compared to their carrying values. If the carrying values of the tradenames exceed their fair value an impairment loss would be recognized in an amount equal to that excess. In all instances, the fair values of the future revenues associated with the tradenames exceeded the carrying value, and therefore no impairment was evident.

Impairment of Long-Lived Assets

Long-lived assets held for use are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset, or group of assets, may not be recoverable. If impairment indicators are present these assets are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques.

The Company recorded $0.3 million and $1.1 million in restructuring charges relating to the impairment of long-lived assets for the years ended March 31, 2007 and 2006, respectively. (See Note 7 Restructuring Costs.) For the year ended March 31, 2005, the Company did not identify any impairment to the carrying value of long-lived assets.

Deferred Financing Costs

Other long-term assets at March 31, 2007 and 2006 include deferred financing costs of $17.6 million and $19.6 million, net of accumulated amortization of $7.4 million and $4.8 million, respectively. The costs paid to the lender to obtain, re-finance and amend long-term financing are being amortized using the effective interest method over the term of the related debt. Deferred financing costs and the related amortization expense are adjusted when any prepayments of principal are made to or interest rates change on the outstanding debt. Amortization of deferred financing costs was $2.5 million, $2.0 million and $2.1 million for the years ended March 31, 2007, 2006 and 2005, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using enacted statutory tax rates applicable to future years when the temporary differences are expected to reverse. The Company records a valuation allowance when it determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has tax holidays in Algeria and China that provide an income tax benefit of $0.7 million which will expire in calendar year 2008.

Foreign Currency

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues and expenses are translated at average exchange rates effective during the respective period. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholder’s equity. Foreign currency transaction gains (losses) are included in other non-operating income (expense) and were $(0.2) million, $(2.0) million and $1.3 million for the years ended March 31, 2007, 2006 and 2005, respectively.

Revenue Recognition

Revenues are recognized when a) persuasive evidence of an arrangement exists, b) delivery has occurred or services have been rendered, c) the sales price is fixed or determinable and d) collectibility is reasonably assured. The Company has certain sales rebate programs with some customers that periodically require rebate payments. The Company estimates amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns and allowances. These estimates are based upon the Company’s historical experience. The Company records an allowance for sales returns based on the historical relationship between shipments and returns. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Revenue from fees related to post-contract customer support for the Company’s AMR systems, including the initial licensing fee, are deferred and recognized ratably over the term of the service period, which is generally 12 months. Consideration from multiple element products and services are allocated based on the fair market value of the individual elements and recognized as revenue as the respective products are delivered or services are provided.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred and totaled $2.9 million, $2.8 million and $2.9 million for the years ended March 31, 2007, 2006 and 2005, respectively.

Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses as incurred and totaled $24.8 million, $26.1 million and $23.5 million for the years ended March 31, 2007, 2006 and 2005, respectively.

Stock-Based Compensation

Bermuda 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement. As of March 31, 2007, there were 2,000,000 restricted shares of Bermuda 1 authorized and 1,037,000 shares issued and outstanding. The outstanding restricted shares were purchased for $0.01 of cash consideration. No awards were granted in fiscal 2007.

On April 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, which requires that the compensation cost related to share-based payment transactions be recognized in the financial

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements based on estimated fair values. The Company performed a fair value analysis of its restricted shares as of the grant date and determined that no compensation expense was required to be recorded during fiscal 2007. The Company will classify its share-based payment as equity once it begins to recognize compensation expense. For each reporting period, the Company will perform an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate.

Prior to April 1, 2006, the Company accounted for share-based payments to employees under the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense related to the Plan was recognized for the years ended March 31, 2007, 2006 and 2005 as the Company concluded that the fair value of such shares was not material to the consolidated statements of operations.

Concentration of Credit and Workforce

Approximately 12% of total net sales for the years ended March 31, 2007, 2006 and 2005 was with one customer and its affiliates. Approximately 11% and 14% of total accounts receivable at March 31, 2007 and 2006, respectively, was with one customer and its affiliates.

Approximately 43% and 81% of the Company’s labor force in the United States and Europe, respectively, is covered by collective bargaining agreements.

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of sales in the consolidated statements of operations. Shipping and handling costs were $10.7 million, $10.8 million and $9.7 million for the years ended March 31, 2007, 2006 and 2005, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, trade receivables and trade payables approximated fair values as of March 31, 2007 and 2006. The carrying value of the Company’s term loans and revolving credit facility borrowings approximates fair value as they bear interest at a variable market rate. The fair value of the Company’s 8.625% senior subordinated notes was $275.0 million and $266.8 million at March 31, 2007 and 2006, respectively, compared to its face value of $275.0 million. The fair value of these notes was determined based upon a discounted cash flow analysis at the prevailing market rates.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 revises disclosure requirements and introduces a prescriptive, annual, tabular roll forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006 (April 1, 2007 for the Company). The Company estimates that the adoption of FIN 48 in fiscal 2008 will result in an increase in its tax contingency reserves of approximately $1.0 million to $3.0 million, which will be accounted for as a cumulative adjustment to the April 1, 2007 balance of accumulated deficit.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS 159 on its consolidated financial statements.

2.    ACQUISITIONS

The Company’s acquisition of Invensys Metering Systems was completed pursuant to the terms of a stock purchase agreement dated as of October 21, 2003 between Invensys and certain of its affiliates and Sensus Metering Systems Inc. (“SMS Inc.”) SMS Inc. is a wholly owned subsidiary of Bermuda 2.

The purchase price for Invensys Metering Systems of $657.3 million was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of the Notes and equity contributions from Bermuda 1.

During fiscal 2007 and 2006, the Company adjusted the purchase price allocation by $1.7 million and ($1.2) million, respectively, primarily to reflect revised net operating loss carryforwards in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.

The final allocation of the purchase price resulted in the recognition of $330.9 million of goodwill primarily related to the anticipated future earnings and cash flows of the businesses acquired. The Company allocated $260.1 million to intangible assets, of which $27.3 million were indefinite-lived assets related to tradenames and

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trademarks and $232.8 million related to finite-lived assets, including patents, distributor and other customer relationships and a non-compete agreement that are being amortized using the straight-line method over 3 to 15 years for patents, 5 to 25 years for distributor and customer relationships, and 4 years for the non-compete agreement.

This transaction was accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”). The consolidated financial statements herein include the Company’s results of operations for the period since inception.

The following describes the Company’s other acquisitions subsequent to this acquisition:

AMDS. On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $64.3 million consisting of $51.5 million in cash and 15,000 vested preference shares issued by Bermuda 1 with an estimated fair value of $12.8 million. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. The vested preference shares are subject to mandatory redemption by Bermuda 1 for $15.0 million at the option of the holder once certain future performance targets are achieved. On the earlier of an initial public offering, change of control or the fifth anniversary of the closing date, any vested shares that have not been redeemed for liquidation value or converted into common shares of Bermuda 1 will then become redeemable by Bermuda 1 or convertible regardless of whether the performance measures have been met. The estimated fair value of the vested preference shares was determined by using a discounted cash flow analysis based on management’s estimate of when specified performance measures will be achieved. This purchase is expected to provide the Company with core capability to deliver comprehensive AMI technology with robust two-way offerings to the electricity market and powerful one-way solutions for the water and gas markets, which complements the Company’s existing AMR technologies. Prior to the acquisition, the Company had marketed AMDS’ technology to the electric utility and combined utility markets in North America under an exclusive licensing agreement.

The following table summarizes the preliminary purchase price allocation as of March 31, 2007 (in millions):

Goodwill	$38.0
Intangible assets	27.3
Net liabilities assumed	(1.0)

Fair value of net assets acquired	$64.3

The preliminary allocation of the purchase price, including transaction costs of $3.0 million, resulted in the recognition of approximately $38.0 million of goodwill, of which $22.7 million is expected to be deductible for tax purposes as of March 31, 2007. The transaction costs include a fee of $1.5 million paid to The Jordan Company, L.P., a related party, for advisory and consulting services related to the acquisition. The Company preliminarily allocated $27.3 million of the purchase price to intangible assets, consisting of $26.0 million related to developed technology and $1.3 million for licenses.

The Company is also required to make additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. As of March 31, 2007, the Company has accrued $1.8 million related to the performance of the acquired business. In addition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15.0 million if the specified performance thresholds are achieved over the relevant

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period. As of March 31, 2007, none of these preference shares has become vested. In accordance with FASB Emerging Issues Task Force Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, any additional future cash consideration and the fair value of the unvested preference shares represent additional purchase price and will increase the amount of recorded goodwill when the contingencies are resolved. The transaction was accounted for in accordance with FAS 141 and the operating results have been included in the Company’s consolidated financial statements from the date of acquisition.

Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares. Accordingly, the estimated fair value of the vested preference shares has been reflected within stockholder’s equity in the accompanying consolidated balance sheet at March 31, 2007 since it represents a capital contribution from Bermuda 1. The Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1.

DuPenn. On February 17, 2006, we acquired certain assets and assumed certain liabilities of DuPenn, Inc. (“DuPenn”), a provider of machined castings for our gas metering business. This purchase is expected to enable the Company to enhance its gas metering supply chain and improve its on-time delivery performance to key customers. The purchase price for the net assets of DuPenn was $2.2 million, consisting of $1.7 million, $0.4 million and $0.1 million of cash consideration paid in February 2006, May 2006 and February 2007, respectively. The net assets acquired consisted of property, plant and equipment of $2.1 million and net working capital components of $0.1 million. The acquisition of DuPenn was accounted for in accordance with FAS 141.

Rongtai. On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. (“Runlin”). The purpose of this joint venture is to secure low-cost manufacturing capability in China, as well as pursue precision die casting product opportunities on a global basis. The joint venture is called Sensus-Rongtai Precision Die Casting (Yangzhou) Co., Ltd. (“PDC Rongtai”) and is headquartered in Jiangdu, China. The joint venture was capitalized with $9.0 million of cash from the Company and $6.0 million of cash from Runlin. The capital was used to purchase certain operating assets of Yangzhou Rongtai Industrial Development Co., Ltd. (“Rongtai”), a leading producer of aluminum die casting parts for Chinese automotive and motorcycle manufacturers. The purchase price for the net assets acquired of Rongtai was $11.5 million, consisting of $10.2 million, $0.7 million and $0.6 million of cash consideration paid in July 2005, November 2005 and September 2006, respectively. In addition, the Company paid approximately $0.8 million of acquisition costs related to this acquisition during fiscal 2006.

The Company has finalized the purchase price allocation attributable to the Rongtai acquisition. The fair value of the tangible assets acquired and liabilities assumed in the acquisition was $12.3 million.

The acquisition of Rongtai has been accounted for in accordance with FAS 141. The Company owns 60% of the joint venture and fully consolidates the financial statements of PDC Rongtai. The consolidated financial statements herein include the results of operations of PDC Rongtai for the period from the date of acquisition.

Nexus. On June 4, 2004, the Company purchased certain assets of Nexus for $6.0 million of cash consideration, excluding transaction costs. This purchase provided the Company with full ownership of a fixed-based network AMR system for the water, gas and electric utility markets. Prior to this acquisition, the Company had an exclusive distribution agreement with Nexus for the water utility market.

The final allocation of the purchase price resulted in the recognition of $1.8 million of goodwill attributable to the anticipated future earnings and related cash flows, which includes transaction costs of $0.7 million related to this acquisition. The Company allocated $4.5 million of the purchase price to intangible assets, which includes $4.0 million of intellectual property and $0.5 million of non-competition agreements. The intellectual property and non-competition agreements are being amortized over 3 years and 7 years, respectively.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase agreement also included provisions for the payment of additional consideration, up to a total of $1.5 million, to be paid to Nexus based on specific performance criteria of the acquired business through June 4, 2007. Any payments made based on these criteria will adjust the Nexus purchase price and be allocated to goodwill. Through March 31, 2007, approximately $0.1 million of additional consideration has been paid to Nexus and classified as goodwill. This transaction was accounted for in accordance with FAS 141.

3.    INTANGIBLE ASSETS

Intangible assets are summarized as follows (in millions):

	March 31, 2007		March 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$370.2	$—	$330.5	$—
Tradenames (indefinite lived)	27.3	—	27.3	—
Pension	2.5	—	0.9	—
Other	0.3	—	0.2	—

	400.3	—	358.9	—

Intangible assets subject to amortization:
Distributor and marketing relationships	191.4	(36.5)	191.9	(26.4)
Developed technology	26.0	(1.6)	—	—
Non-competition agreements	30.5	(24.8)	30.5	(17.3)
Patents	15.6	(9.8)	15.1	(6.3)

	263.5	(72.7)	237.5	(50.0)

Total intangible assets	$663.8	$(72.7)	$596.4	$(50.0)

For footnote disclosure purposes, pension and other intangible assets are separately disclosed at March 31, 2007 and 2006. Such assets were included in distributor and marketing relationships in the previously reported March 31, 2006 balance sheet.

The following presents the estimated amortization expense (in millions) for intangible assets for each of the next five years:

Years Ended March 31,
2008	20.9
2009	14.3
2010	10.9
2011	10.6
2012	10.1

The following summarizes the weighted-average amortization periods in years for intangible assets subject to amortization as of March 31, 2007:

Distributor and marketing relationships	21.3
Developed technology	12.0
Non-competition agreements	4.0
Patents	6.8
All intangible assets	17.5

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents a reconciliation of the changes in goodwill (in millions) for the periods presented:

Goodwill at March 31, 2006	$330.5
AMDS acquisition (Note 2)	38.0
Adjustment to goodwill related to tax contingency resolution (Note 2)	1.7

Goodwill at March 31, 2007	$370.2

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in millions):

	March 31, 2007	March 31, 2006
Land, buildings and improvements	$48.0	$43.7
Machinery and equipment	143.3	126.4
Construction in progress	9.2	7.9

Total property, plant and equipment	200.5	178.0
Less accumulated depreciation	(66.2)	(41.2)

Property, plant and equipment, net	$134.3	$136.8

5.    INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2007	March 31, 2006
Raw materials, parts and supplies	$35.3	$31.7
Work in process	13.6	13.4
Finished goods	17.0	13.3
Allowance for shrink and obsolescence	(2.3)	(2.2)

Inventories, net	$63.6	$56.2

6.    FINANCIAL INSTRUMENTS

The Company utilizes derivative instruments, specifically forward contracts and interest rate swap agreements, to manage its exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value.

As of March 31, 2007, the Company had various foreign currency forward contracts outstanding to purchase approximately $4.0 million net U.S. dollars by buying approximately EUR 3.6 million and selling SKK 230.3 million, net. The outstanding contracts have expiration dates ranging from April 12, 2007 through June 15, 2007. These contracts are arranged to manage the exposure to foreign currency risks related primarily to certain intercompany receivable and payable balances denominated in those currencies. Gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income (expense) in our consolidated statements of operations. The Company does not utilize hedge accounting treatment for its forward contracts. The Company recorded a net loss of $1.9 million and

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.1 million on the foreign currency forward contracts for the fiscal years ended March 31, 2007 and 2006, respectively, which includes a $1.6 million realized loss and a $0.1 million realized gain in those respective years upon settlement of certain contracts. The net loss of $1.9 million, in the current fiscal year, was primarily offset by the net foreign exchange remeasurement and settlement gains on intercompany loans.

The Company utilizes interest rate swap agreements to mitigate our exposure to fluctuations in interest rates on variable-rate debt by converting variable-rate debt to fixed-rate debt. On December 9, 2005 and March 24, 2006 (the “trade dates”), the Company entered into interest rate swap agreements, each with a notional amount of $50.0 million, in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at a fixed rate of 4.927% and 5.121%, respectively. The first swap agreement was effective on January 20, 2006 and terminates on September 30, 2010, and the second swap agreement was effective on August 22, 2006 and terminates on June 30, 2010. These interest rate swaps have been designated as cash flow hedges, and changes in the Company’s cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivatives. To the extent the swaps provide an effective hedge, changes in the fair value of the interest rate swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness related to the interest rate swaps will be recorded through earnings. Other comprehensive loss of $0.6 million (net of tax of $0.5 million) and other comprehensive income of $0.3 million (net of tax of $0.3 million) recorded during fiscal 2007 and 2006, respectively, reflects the changes in fair value of the interest rate swaps due to fluctuations in interest rates since the trade dates.

7.    RESTRUCTURING COSTS

In accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company’s liability for a cost associated with an exit or disposal activity is recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain employee termination benefits that qualify under FASB Statement No. 112 (“FAS 112”), Employers’ Accounting for Postemployment Benefits. Severance and related charges are accrued at the date the restructuring was approved by the Company’s Board of Directors based on an estimate of amounts that will be paid to affected employees in accordance with FAS 112.

For the year ended March 31, 2007, the Company incurred restructuring costs of $8.5 million. After the acquisition of AMDS the Company re-evaluated its management structure and product line to best incorporate the acquired value of AMDS. Consequently, the Company embarked upon a major reorganization of the metering business structure to better align with the utility customers served. Additionally, the Company has de-emphasized some of its AMR product lines in favor of the new AMI technology. This initiative resulted in severance and other related costs of $1.0 million (reduction of 21 employees) and a non-cash inventory write-down of $1.0 million. Further alignment of the acquired Rongtai assets resulted in an additional impairment of $0.3 million of non-cash restructuring costs. The remaining $6.2 million of restructuring costs incurred during fiscal 2007 resulted from the Company’s activities to rationalize its water meter product lines across Europe, the Middle East and Africa. These costs are attributable to the Company’s focus on improving returns in core businesses by rationalizing manufacturing capacity and related administrative overheads. These activities affected both direct and indirect headcount and resulted in a net reduction of 36 employees, in the Company’s German water meter production facilities.

During the year ended March 31, 2006, the Company incurred restructuring costs of $7.2 million. In fiscal 2006, the Company announced two new restructuring initiatives to cease manufacturing of gas meters at its India joint venture in Pune, India and to exit select motorcycle product lines at its Rongtai joint venture in China. Non-cash restructuring costs of $0.6 million and $0.5 million were incurred for the India and Rongtai joint

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ventures, respectively, and related to the write-off of certain assets that were impaired as a result of the restructuring initiatives undertaken.

The remaining $6.1 million of restructuring costs incurred for fiscal 2006 primarily related to the Company’s ongoing restructuring activities to rationalize its water meter product lines in Germany and the reorganization of executive management. These costs are attributable to the Company’s focus on improving returns in core businesses by consolidating excess manufacturing capacity, rationalizing certain product lines and streamlining of administrative overheads. Fiscal 2006 activities affected both direct and indirect personnel and resulted in a net headcount reduction of 115 employees, primarily in the Company’s Asian gas meter and German water meter production facilities.

For the year ended March 31, 2005, the Company incurred restructuring costs of $8.1 million primarily related to ongoing restructuring initiatives to rationalize its water and gas meter product lines in Europe, including the United Kingdom, and to align the South American structure with current market conditions. The $8.1 million consists of $7.7 million in severance and other related costs and $0.4 million primarily relating to legal and facility closing costs attributable to the relocation of certain facilities. Actions in Europe affected both direct and indirect personnel and resulted in a headcount reduction of 39 employees. The South American reorganization also affected both direct and indirect personnel, resulting in a headcount reduction of 31 employees.

The following table reflects activity associated with costs related to the Company’s restructuring initiatives that are charged to operations (in millions):

	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005
Severance and other costs related to headcount reduction initiatives and facility closures	$7.2	$6.1	$7.7
Inventory write-down related to product line discontinuation	1.0	—	—
Asset impairments related to product line discontinuation and facility closures	0.3	1.1	—

Other	—	—	0.4

Restructuring costs charged to operations	$8.5	$7.2	$8.1

Charges for restructuring costs comprise the following (in millions):

	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005
Employee severance and exit costs accrued	$6.3	$4.7	$6.5
Inventory write-down	1.0	—	—
Impairment of long-lived assets	0.3	1.1	—
Expensed as incurred	0.9	1.4	1.6

Total	$8.5	$7.2	$8.1

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring accruals are summarized as follows (in millions):

	Year Ended March 31, 2007	Year Ended March 31, 2006
Balance at beginning of year	$5.7	$7.0
Cash payments	(6.3)	(5.6)
Inventory write-down	0.2	—
Accrue for new committed/announced programs	6.3	4.7
Foreign currency translation adjustment	0.6	(0.4)

Balance at end of year	$6.5	$5.7

Current portion	$3.7	$3.0
Non-current portion	2.8	2.7

Total	$6.5	$5.7

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. As of March 31, 2007 and 2006, restricted cash of $1.2 million and $0.7 million, respectively, was classified as other long-term assets in the accompanying consolidated balance sheets and an additional $0.4 million was classified as prepayments and other current assets as of March 31, 2007 in order to fund the Company’s early retirement contracts for certain of its German employees.

8.    DEBT

On December 17, 2003, the Company entered into a term loan credit agreement (the “Credit Agreement”) with Credit Suisse (formerly known as Credit Suisse First Boston) under which the Company has outstanding term loans at March 31, 2007 of $196.2 million, comprised of $177.0 million of Term B-1 Loans and $19.2 million of Term B-2 Loans. On October 14, 2004, the Company entered into an amendment to the Credit Agreement to reduce the interest rates the Company is charged on borrowings under the term loan facility. Under the terms of the repricing amendment, the margin on rates linked to LIBOR was reduced to 2.5% from 3.0%, and the margin on rates linked to the Alternate Base Rate was reduced to 1.5% from 2.0%. On May 12, 2006, the Company entered into a second amendment to the Credit Agreement to further reduce the interest rates for the Company’s borrowings under the term loan facility. Pursuant to this amendment, the margin on rates linked to LIBOR decreased to 2.0% from 2.5%, and the margin on rates linked to the Alternate Base Rate decreased to 1.0% from 1.5%. Both amendments were accounted for as a debt modification in accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The weighted-average interest rate for these loans was approximately 7.2% at March 31, 2007. The term loans require quarterly payments of principal and interest, and the facility matures on December 17, 2010.

The Company has a $70.0 million revolving credit facility in connection with the term loan facility with an interest rate of adjusted LIBOR plus 2.5%, or the Alternate Base Rate plus 1.5% (exclusive in each case of a 0.5% facility fee) at March 31, 2007. There was $4.7 million of the facility utilized in connection with outstanding letters of credit at March 31, 2007. Letter of credit fees are based on 2.625% of the outstanding letters of credit balance and totaled $0.1 million in fiscal 2007. This facility expires on December 17, 2009.

The Credit Agreement, as amended, contains numerous terms, covenants, conditions and financial ratio requirements that impose substantial limitations on the Company. The Company was in compliance with all covenants at March 31, 2007. The Credit Agreement is guaranteed by the Company’s wholly owned U.S. domestic subsidiaries and is secured by substantially all of their real and personal property. The Company is required under the Credit Agreement to make mandatory prepayments of its loan facilities, subject to certain

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exceptions, out of, among other things a) net cash proceeds received from the sales of certain assets; b) the issuance of indebtedness for money borrowed; and c) a percentage of the Company’s excess cash flow, as defined.

At March 31, 2007, SMS Inc. had $275.0 million of 8.625% senior subordinated notes outstanding, which mature on December 15, 2013. Interest is payable semi-annually on June 15 and December 15. The Notes are unsecured obligations of Sensus Metering Systems Inc. and are guaranteed on a senior subordinated basis by the Company and, subject to certain limited exceptions, the Company’s U.S. subsidiaries. The remaining $0.4 million is related to a long-term loan from the Rongtai joint venture partner.

The following represents the scheduled maturities of long-term debt for the years ended March 31 (in millions):

2008	$—
2009	2.5
2010	49.7
2011	144.4
2012	—
Thereafter	275.0

Total long-term debt	$471.6

In connection with the Rongtai acquisition, the Company assumed approximately $4.0 million of short-term debt, which is renewable annually at an interest rate of 6.12%. As of March 31, 2007, approximately $3.9 million was outstanding. The revolving term of the debt is one year. The Company typically pays down the debt and re-borrows at any time.

9.    WARRANTY OBLIGATIONS

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

The following represents a reconciliation of the changes in product warranty reserves for the periods presented (in millions):

	Year Ended March 31, 2007	Year Ended March 31, 2006
Balance at beginning of year	$7.8	$7.8
Warranties issued	5.0	4.2
Settlements made	(4.2)	(4.1)
Foreign currency translation adjustment	0.2	(0.1)

Balance at end of year	$8.8	$7.8

Current portion	$5.3	$4.4
Non-current portion	3.5	3.4

Total	$8.8	$7.8

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    ACCRUALS AND OTHER CURRENT LIABILITIES

Accruals and other current liabilities are summarized as follows (in millions):

	March 31,
	2007	2006
Accrued employee related and payroll costs	$27.0	$25.4
Interest payable	8.7	9.3
Customer support accruals	8.4	7.2
Accrued other taxes payable	4.1	4.3
Other	13.2	11.4

Accruals and other current liabilities	$61.4	$57.6

11.    RETIREMENT BENEFITS

The Company sponsors defined benefit plans, principally in Germany and the United States. Pension benefits in Germany for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The U.S. defined benefit plan consists of only unionized hourly employees. The Company has established defined benefit plans for its unionized hourly employees in the United States identical to the Predecessor’s pension plans. The Company’s policy is to fund its pension obligations in conformity with the funding requirements of laws and governmental regulations applicable in the respective country.

The Company also has defined contribution plans and arrangements with its salaried and non-union hourly employees in the United States and the United Kingdom, replacing defined benefit plans of the Predecessor. Arrangements in the United States for its salaried and non-union hourly employees were established in conjunction with the acquisition of Invensys Metering Systems effective January 1, 2004.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

German Pension Plan

The following information reflects the benefit obligation and net liability information for participants in the German pension plan (in millions):

	Year Ended March 31, 2007	Year Ended March 31, 2006
Benefit obligation at beginning of year	$45.8	$39.9
Service cost	0.9	0.7
Interest cost	2.0	1.9
Amendments	1.7	0.9
Actuarial (gain) loss	(4.9)	7.0
Benefits paid	(2.1)	(1.8)
Currency translation	4.7	(2.8)

Benefit obligation at end of year	$48.1	$45.8

Funded status	$48.1	$45.8
Unrecognized prior service cost	(2.6)	(1.0)
Unrecognized net actuarial loss	(2.9)	(6.8)
Additional minimum pension liability adjustment	5.2	7.4

Accrued benefit cost at end of year	$47.8	$45.4
Net liability on balance sheet consists of:
Current pension liability	$2.1	$1.8
Long-term pension liability	45.7	43.6

Net liability on balance sheet	$47.8	$45.4

Weighted-average assumptions used to determine benefit obligations as of measurement date:
Discount rate	4.75%	4.25%
Rate of compensation increase	1.50%	1.50%

At March 31, 2007 and 2006, the Company recognized an additional minimum pension liability of $5.2 million and $7.4 million, respectively, for the additional pension liability in excess of the accumulated benefit obligation relating to its German pension plan. The additional minimum liability recorded at March 31, 2006 was due to a 1.0% decrease in the discount rate from 5.25% at March 31, 2005 to 4.25% at March 31, 2006. The $2.2 million decrease in the additional minimum pension liability adjustment in the current year was due to a 0.50% increase in the discount rate from 4.25% at March 31, 2006 to 4.75% at March 31, 2007. The offsets to the additional minimum liability at March 31, 2007 and 2006 are an intangible asset of $2.5 million and $0.9 million, respectively, representing the amount of unrecognized prior service cost, and accumulated other comprehensive loss of $2.7 million and $6.5 million, respectively, reflecting the excess of additional pension liability over unrecognized prior service cost. A deferred tax asset of $0.9 million and $2.3 million relating to the accumulated other comprehensive loss was recorded at March 31, 2007 and 2006, respectively, for which a valuation allowance was fully provided since it is more likely than not that all of the deferred tax asset will not be realized.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of net periodic benefit cost for the German pension plan (in millions):

	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005
Service cost	$0.9	$0.7	$0.9
Interest cost	2.0	1.9	2.0
Amortization of prior service cost	0.2	—	—
Recognized net actuarial loss	0.2	—	—

Net periodic benefit cost	$3.3	$2.6	$2.9

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.25%	5.25%	5.25%
Compensation increase rate	1.50%	1.50%	1.50%

The Company expects to pay benefits under its German retirement benefit plan of $2.3 million in fiscal 2008 and 2009, $2.4 million in fiscal 2010 and 2011, $2.5 million in fiscal 2012 and $13.1 million collectively for the five years thereafter.

U.S. Pension Plan

The following table provides a reconciliation of projected benefit obligation, plan assets and funded status for the U.S. pension plan, using a measurement date of January 1 (in millions):

	Year Ended March 31, 2007	Year Ended March 31, 2006
Change in projected benefit obligation:
Benefit obligation at beginning of year	$2.1	$0.9
Service cost	1.1	0.8
Interest cost	0.1	—
Actuarial loss	0.1	0.5
Benefits paid	(0.1)	(0.1)

Projected benefit obligation at end of year	$3.3	$2.1

Change in plan assets and funded status:
Fair value of plan assets at beginning of year	$0.9	$—
Actual return on plan assets	0.2	0.1
Employer contributions	1.5	0.9
Benefits paid	(0.1)	(0.1)

Fair value of plan assets at end of year	2.5	0.9
Benefit obligation at end of year	3.3	2.1

Benefit obligation in excess of fair value of plan assets	0.8	1.2
Unrecognized net actuarial loss	(0.5)	(0.5)
Additional minimum pension liability adjustment	0.5	0.5

Accrued benefit cost at end of year	$0.8	$1.2

Weighted-average assumptions used to determine benefit obligations as of measurement date:
Discount rate	5.75%	5.75%

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2007 and 2006, the Company recognized an additional minimum pension liability of $0.5 million for the additional pension liability in excess of the accumulated benefit obligation relating to its U.S. pension plan. The offset of $0.3 million, net of tax of $0.2 million, to the additional minimum liability was included in accumulated other comprehensive loss at March 31, 2007 and 2006 and reflects the excess of additional pension liability over unrecognized prior service cost. The additional minimum pension liability recorded at March 31, 2006 was primarily due to a 0.75% decrease in the discount rate from 6.50% at March 31, 2005 to 5.75% at March 31, 2006.

The following table provides a reconciliation of net periodic pension cost for the U.S. pension plan (in millions):

	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005
Service cost	$1.1	$0.8	$0.7
Interest cost	0.1	—	—
Expected return on plan assets	(0.1)	—	—

Net periodic benefit cost	$1.1	$0.8	$0.7

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	6.50%	6.50%
Expected rate of return on plan assets	7.75%	8.50%	8.50%

The Company’s primary investment objective is to maximize the growth of the pension plan assets to meet its projected obligation to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Company’s earnings strength and risk tolerance. The Company’s U.S. pension plan assets by category at March 31 are as follows:

	Year Ended March 31, 2007	Year Ended March 31, 2006
Equity securities	51%	49%
Debt securities	42%	44%
Real estate	7%	7%

Total	100%	100%

The assumed rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income and alternative investments. In determining the expected return on plan assets, the Company considers long-term rates of return on the asset classes (historically and forecasted) in which the Company expects the pension funds to be invested.

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. pension plan. Such contributions are anticipated to approximate $0.7 million during fiscal 2008. The Company expects to pay benefits under the plan of $0.1 million in fiscal 2009 and 2010, $0.2 million in fiscal 2011 and 2012 and $2.3 million collectively for the five years thereafter.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined-Contribution Savings Plans

The Company sponsors certain defined-contribution savings plans for eligible employees. The Company contributed $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employees’ pensionable earnings. Further, in fiscal 2007, 2006 and 2005, the Company contributed 4.2% of all eligible employees’ pensionable earnings to their 401(k) account, for each respective calendar year. Pensionable earnings consist of base salary, including overtime and performance-based incentive compensation. Total expense related to these plans was $3.4 million, $2.9 million and $2.9 million for the years ended March 31, 2007, 2006 and 2005, respectively.

12.    OPERATING LEASES

The Company leases certain offices, warehouses, manufacturing facilities, automobiles, and equipment. Generally, these leases carry renewal provisions. Rent expense for operating leases was $2.9 million, $2.6 million and $2.1 million for the years ended March 31, 2007, 2006 and 2005, respectively. Future minimum lease payments, by year and in the aggregate, under operating leases consist of the following at March 31, 2007 (in millions):

Year Ending March 31,
2008	$2.7
2009	2.2
2010	1.6
2011	1.3
2012	0.6
Thereafter	1.1

Total	$9.5

13.    INCOME TAXES

The components of the income tax provision are as follows (in millions):

	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005
Current:
United States	$2.9	$1.3	$1.3
Non-United States	1.4	2.1	2.3
State and local	0.9	2.6	3.6

Total current	5.2	6.0	7.2

Deferred:
United States	(5.3)	3.3	2.8
Non-United States	2.6	(1.6)	(1.0)
State and local	(1.5)	0.5	(0.7)
Total deferred	(4.2)	2.2	1.1

Income tax provision	$1.0	$8.2	$8.3

The lower income tax provision for the year ended March 31, 2007 was a result of lower sales in North America water meters and lower gross profit compared to the year ended March 31, 2006.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes was calculated based upon the following components of (loss) income before income taxes (in millions):

	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005
United States	$(5.9)	$14.7	$13.2
Non-United States	(0.7)	(9.7)	(9.0)

(Loss) income before income taxes	$(6.6)	$5.0	$4.2

The relationship of non-United States income tax expense to non-United States income before income taxes is attributable to operating losses being incurred on which income tax carryforward benefits have been fully reserved as of March 31, 2007 and 2006. The losses in these taxing jurisdictions exceeded income in other non-United States jurisdictions in the years ended March 31, 2007, 2006 and 2005.

Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2007	March 31, 2006
Deferred tax assets:
Net operating loss carryforwards:
Non-United States	$70.9	$67.1
Federal and state	2.7	9.9
Warranty reserves	3.4	2.4
Other reserves	0.7	1.4
Tax credits	3.1	0.2
Other	4.0	1.5

Subtotal	84.8	82.5

Valuation allowance	(69.2)	(65.4)

Total deferred tax assets	$15.6	$17.1

Deferred tax liabilities:
Intangible assets	$60.8	$64.0
Property, plant and equipment	12.2	13.3
Software development costs	0.2	—

Total deferred tax liabilities	73.2	77.3

Net deferred tax liabilities	$57.6	$60.2

These deferred tax assets and liabilities are classified in the consolidated balance sheet based on the balance sheet classification of the related assets and liabilities.

A valuation allowance is established for any portion of a deferred tax asset that management believes may not be realized. A valuation allowance was established at March 31, 2007 and 2006 for deferred tax assets related to foreign and state net operating loss carryforwards for which utilization is uncertain. Valuation allowances related to purchase accounting adjustments, which offset goodwill, totaled $53.3 million at the date of the acquisition of Invensys Metering Systems and has not changed since that date. Any changes to such valuation allowances will be recorded as an adjustment to goodwill.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2007, the Company had federal tax loss carryovers of $2.0 million, which will begin to expire after the year ending March 31, 2022. At March 31, 2007, the Company had non-United States tax loss carryovers of $196.7 million, which will begin expiring after March 31, 2011.

The following is a reconciliation of the Company’s U.S. federal statutory rate to its effective tax rate:

	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	13.6%	45.9%	45.9%
Statutory tax rate difference between the U.S. and foreign locations	(10.0).%	(31.9)%	(8.0)%
Foreign net operating losses for which the benefit was not provided	(57.8)%	110.6%	113.0%
Other	4.0%	4.4%	11.7%

Effective income tax rate	(15.2)%	164.0%	197.6%

14.    DISCONTINUED OPERATIONS

On September 10, 2004, the Company sold the assets of its utility billing software company, IMSofTech, Inc. (“IMSofTech”) for $1.1 million. IMSofTech was not considered by the Company to be a core component of its metering systems business strategy of providing intelligent metering systems-based solutions to the global utility markets. The sales price included a) an initial cash payment of $850,000 received in September 2004, and b) a subsequent cash payment of $225,000 received in March 2005.

On September 30, 2004, the Company sold its 51% interest in Measurement Solutions International LLC (“MSI”), a full service meter asset management organization based in Paulsboro, New Jersey, for $0.5 million. The sale was also effected as part of the Company’s strategy to focus on its core business within the metering systems segment. The sales price consisted of a) $300,000 cash received in September 2004, b) $30,000 cash received in December 2004, and c) $200,000 cash received in September 2006. The final installment of the purchase consideration of $0.2 million was recorded as a gain of $0.1 million on disposition of discontinued operations, net of tax of $0.1 million, for the year ended March 31, 2007.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These dispositions were accounted for as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and accordingly, amounts in the consolidated statements of operations for all periods presented were reclassified to reflect the dispositions as discontinued operations. Neither operation had activity or results of operations in the years ended March 31, 2007 and 2006. The results of operations for the discontinued businesses are as follows (in millions):

Year Ended March 31, 2005
Net sales	$2.2
Cost of sales	1.7

Gross profit	0.5

Operating expenses:
Selling, general and administrative expenses	0.8

Operating loss from discontinued operations	(0.3)

Loss from discontinued operations before income taxes and minority interest	(0.3)
Provision for income taxes	0.1

Loss from discontinued operations before minority interest	(0.4)

Minority interest	(0.1)

Loss from discontinued operations	$(0.5)

Loss on disposition of discontinued operations, net of tax of $0.3 million	$(0.3)

Loss from discontinued operations	$(0.8)

15.    GUARANTOR SUBSIDIARIES

The following tables present the condensed consolidating audited balance sheets at March 31, 2007 and 2006 and condensed consolidating audited statements of operations and cash flows for the years ended March 31, 2007, 2006 and 2005 for a) Bermuda 2 (referred to as Parent), b) SMS Inc., the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Bermuda 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Bermuda 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because SMS Inc. and the Guarantor Subsidiaries are 100% owned by Bermuda 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

The Company merged its subsidiaries, SMS Inc., Sensus Metering Systems North America Inc. (“SMS NA”) and Sensus Metering Headquarters Corporation (“SMS HQ”), on October 1, 2005 for the purpose of simplifying the Company’s corporate structure. The results of operations for SMS NA and SMS HQ, which were previously reported with the Guarantor Subsidiaries, are currently reported within the results of operations of the Issuer. The condensed consolidating audited balance sheets at March 31, 2007 and 2006 and audited statements of operations and cash flows for the years then ended reflect this merger.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$12.3	$1.2	$21.4	$—	$34.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	42.9	11.0	44.4	—	98.3
From affiliates	(2.2)	23.1	2.4	(23.3)	—	—
Other	—	—	0.8	0.6	—	1.4
Inventories, net	—	24.4	13.6	25.6	—	63.6
Prepayments and other current assets	—	3.2	0.4	7.9	—	11.5
Deferred income taxes	—	4.6	1.8	—	—	6.4

Total current assets	(2.2)	110.5	31.2	76.6	—	216.1

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	38.6	32.0	63.7	—	134.3
Intangible assets, net	—	169.2	13.4	38.3	—	220.9
Goodwill	—	287.7	55.0	27.5	—	370.2
Investment in subsidiaries	690.8	136.4	—	—	(827.2)	—
Deferred income taxes	—	0.1	9.1	—	—	9.2
Other long-term assets	0.2	18.5	(0.1)	3.9	—	22.5

Total assets	$688.8	$1,194.2	$140.6	$239.1	$(1,289.5)	$973.2

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$29.8	$8.2	$26.1	$—	$64.1
Current portion of long-term debt	—	—	—	—	—	—
Short-term borrowings	—	—	—	3.9	—	3.9
Income taxes payable	—	5.6	(4.4)	0.1	—	1.3
Restructuring accruals	—	0.8	0.1	2.8	—	3.7
Accruals and other current liabilities	—	26.7	4.0	30.7	—	61.4

Total current liabilities	—	62.9	7.9	63.6	—	134.4

Notes payable to affiliates	462.3	(79.1)	10.7	68.4	(462.3)	—
Long-term debt, less current portion	—	452.0	—	19.6	—	471.6
Pensions	—	0.4	0.4	45.7	—	46.5
Deferred income taxes	—	51.2	(0.8)	22.8	—	73.2
Other long-term liabilities	—	82.7	(6.6)	(63.2)	—	12.9
Minority interest	—	—	—	8.1	—	8.1

Total liabilities	462.3	570.1	11.6	165.0	(462.3)	746.7

Stockholders’ equity	226.5	624.1	129.0	74.1	(827.2)	226.5

Total liabilities and stockholders’ equity	$688.8	$1,194.2	$140.6	$239.1	$(1,289.5)	$973.2

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$26.7	$0.7	$25.2	$—	$52.6
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	39.7	9.4	39.4	—	88.5
From affiliates	(2.0)	28.7	2.5	(29.2)	—	—
Other	—	0.1	1.4	0.3	—	1.8
Inventories, net	—	21.7	9.6	24.9	—	56.2
Prepayments and other current assets	—	4.5	0.5	5.5	—	10.5
Deferred income taxes	—	4.7	(0.1)	—	—	4.6

Total current assets	(2.0)	126.1	24.0	66.1	—	214.2

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	39.5	34.2	63.1	—	136.8
Intangible assets, net	—	159.6	16.6	39.7	—	215.9
Goodwill	—	244.9	54.7	30.9	—	330.5
Investment in subsidiaries	650.5	108.3	—	—	(758.8)	—
Deferred income taxes	—	1.9	9.0	1.6	—	12.5
Other long-term assets	0.2	21.3	1.3	2.4	—	25.2

Total assets	$648.7	$1,134.8	$139.8	$232.9	$(1,221.1)	$935.1

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$27.4	$11.5	$21.6	$—	$60.5
Current portion of long-term debt	—	0.5	—	0.1	—	0.6
Short-term borrowings	—	—	—	4.0	—	4.0
Income taxes payable	—	4.3	(2.8)	1.2	—	2.7
Restructuring accruals	—	0.1	—	2.9	—	3.0
Accruals and other current liabilities	—	27.6	4.4	25.6	—	57.6

Total current liabilities	—	59.9	13.1	55.4	—	128.4

Notes payable to affiliates	462.3	(23.2)	20.8	2.4	(462.3)	—
Long-term debt, less current portion	—	456.5	—	24.5	—	481.0
Pensions	—	1.2	—	43.6	—	44.8
Deferred income taxes	—	51.3	4.1	21.9	—	77.3
Other long-term liabilities	—	3.4	2.0	4.4	—	9.8
Minority interest	—	—	—	7.4	—	7.4

Total liabilities	462.3	549.1	40.0	159.6	(462.3)	748.7

Stockholders’ equity	186.4	585.7	99.8	73.3	(758.8)	186.4

Total liabilities and stockholders’ equity	$648.7	$1,134.8	$139.8	$232.9	$(1,221.1)	$935.1

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$301.1	$122.8	$239.9	$(30.9)	$632.9
Cost of sales	—	210.3	97.3	177.1	(30.9)	453.8

Gross profit	—	90.8	25.5	62.8	—	179.1

Selling, general and administrative expenses	—	59.4	(0.2)	51.2	—	110.4
Restructuring costs	—	1.8	0.3	6.4	—	8.5
Amortization of intangible assets	—	17.0	3.2	3.4	—	23.6
Other operating expense, net	—	2.6	0.1	—	—	2.7

Operating income	—	10.0	22.1	1.8	—	33.9

Non-operating (expense) income:
Interest expense, net	(0.1)	(37.0)	(0.9)	(4.4)	—	(42.4)
Equity in (loss) earnings of subsidiaries	(7.9)	28.0	—	—	(20.1)	—
Other (expense) income, net	—	(0.4)	—	2.3	—	1.9

(Loss) income before income taxes	(8.0)	0.6	21.2	(0.3)	(20.1)	(6.6)

Provision (benefit) for income taxes	—	5.0	(7.9)	3.9	—	1.0

(Loss) income before minority interest	(8.0)	(4.4)	29.1	(4.2)	(20.1)	(7.6)

Minority interest	—	—	—	(0.5)	—	(0.5)

(Loss) gain from continuing operations	(8.0)	(4.4)	29.1	(4.7)	(20.1)	(8.1)

Gain from discontinued operations, net of tax	—	0.1	—	—	—	0.1

Net (loss) income	$(8.0)	$(4.3)	$29.1	$(4.7)	$(20.1)	$(8.0)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$317.2	$106.9	$198.9	$(9.1)	$613.9
Cost of sales	—	210.1	82.1	144.4	(9.1)	427.5

Gross profit	—	107.1	24.8	54.5	—	186.4

Selling, general and administrative expenses	—	57.3	0.7	49.9	—	107.9
Restructuring costs	—	—	0.3	6.9	—	7.2
Amortization of intangible assets	—	16.1	3.3	3.1	—	22.5
Other operating expense (income), net	—	3.5	(0.3)	0.2	—	3.4

Operating income (loss)	—	30.2	20.8	(5.6)	—	45.4

Non-operating (expense) income:
Interest expense, net	—	(36.2)	0.4	(3.5)	—	(39.3)
Equity in (loss) earnings of subsidiaries	(3.2)	78.3	—	—	(75.1)	—
Other income, net	—	(0.1)	(0.2)	(0.8)	—	(1.1)

(Loss) income before income taxes and minority interest	(3.2)	72.2	21.0	(9.9)	(75.1)	5.0

Provision (benefit) for income taxes	—	2.4	4.6	1.2	—	8.2

(Loss) income before minority interest	(3.2)	69.8	16.4	(11.1)	(75.1)	(3.2)

Minority interest	—	—	—	—	—	—

Net (loss) income	$(3.2)	$69.8	$16.4	$(11.1)	$(75.1)	$(3.2)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$—	$391.5	$182.9	$(4.6)	$569.8
Cost of sales	—	—	270.4	133.2	(4.6)	399.0

Gross profit	—	—	121.1	49.7	—	170.8

Selling, general and administrative expenses	—	0.6	51.6	47.3	—	99.5
Restructuring costs	—	0.3	—	7.8	—	8.1
Amortization of intangible assets	—	7.5	11.0	2.8	—	21.3
Other operating expense, net	—	0.4	2.1	0.5	—	3.0

Operating income (loss)	—	(8.8)	56.4	(8.7)	—	38.9

Non-operating (expense) income:
Interest (expense) income, net	—	(35.4)	0.9	(2.2)	—	(36.7)
Equity in (loss) earnings of subsidiaries	(4.2)	27.4	(4.3)	—	(18.9)	—
Other (expense) income, net	—	—	0.2	1.8	—	2.0

(Loss) income before income taxes and minority interest	(4.2)	(16.8)	53.2	(9.1)	(18.9)	4.2

Provision (benefit) for income taxes	—	(18.3)	25.8	0.8	—	8.3

(Loss) income from continuing operations before minority interest	(4.2)	1.5	27.4	(9.9)	(18.9)	(4.1)

Minority interest	—	—	—	(0.1)	—	(0.1)

(Loss) income from continuing operations	(4.2)	1.5	27.4	(10.0)	(18.9)	(4.2)

(Loss) income from discontinued operations, net of tax	(0.8)	(0.1)	(0.1)	(0.7)	0.9	(0.8)

Net (loss) income	$(5.0)	$1.4	$27.3	$(10.7)	$(18.0)	$(5.0)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(8.0)	$(4.3)	$29.1	$(4.7)	$(20.1)	$(8.0)
Non-cash adjustments	—	29.4	1.7	13.8	—	44.9
Undistributed equity in loss (earnings) of subsidiaries	7.9	(28.0)	—	—	20.1	—
Changes in operating assets and liabilities	0.1	24.4	(27.2)	(3.4)	—	(6.1)

Net cash provided by operating activities	—	21.5	3.6	5.7	—	30.8

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(8.8)	(3.1)	(6.4)	—	(18.3)
Acquisitions, net	—	(52.0)	—	(0.6)	—	(52.6)
Proceeds from sale of assets	—	—	—	1.8	—	1.8

Net cash used in investing activities	—	(60.8)	(3.1)	(5.2)	—	(69.1)

Financing activities
Decrease in short-term borrowings	—	—	—	(0.1)	—	(0.1)
Principal payments on debt	—	(5.0)	—	(5.0)	—	(10.0)
Debt issuance costs	—	(0.5)	—	(0.1)	—	(0.6)
Equity contributions for AMDS acquisition	—	30.4	—	—	—	30.4

Net cash provided by (used in) financing activities	—	24.9	—	(5.2)	—	19.7

Effect of exchange rate changes on cash	—	—	—	0.9	—	0.9
(Decrease) increase in cash and cash equivalents	$—	$(14.4)	$0.5	$(3.8)	$—	$(17.7)

Cash and cash equivalents at beginning of year	$—	$26.7	$0.7	$25.2	$—	$52.6

Cash and cash equivalents at end of year	$—	$12.3	$1.2	$21.4	$—	$34.9

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(3.2)	$48.1	$16.4	$(11.1)	$(53.4)	$(3.2)
Non-cash adjustments	—	24.1	11.4	14.1	—	49.6
Undistributed equity in loss (earnings) of subsidiaries	3.2	(34.9)	—	—	31.7	—
Changes in operating assets and liabilities	—	(25.2)	(18.0)	22.2	21.7	0.7

Net cash provided by operating activities	—	12.1	9.8	25.2	—	47.1

Investing activities
Expenditures for property, plant and equipment and intangibles	—	(8.6)	(9.0)	(7.2)	—	(24.8)
Acquisitions, net	—	(1.7)	(0.7)	(11.0)	—	(13.4)
Proceeds from sale of assets	—	—	0.4	0.7	—	1.1
Other investments	—	—	—	0.4	—	0.4

Net cash used in investing activities	—	(10.3)	(9.3)	(17.1)	—	(36.7)

Financing activities
Principal payments on debt	—	(14.0)	—	(5.2)	—	(19.2)
Proceeds from issuance of debt	—	—	—	0.4	—	0.4
Proceeds from joint venture partner	—	—	—	6.0	—	6.0

Net cash (used in) provided by financing activities	—	(14.0)	—	1.2	—	(12.8)

Effect of exchange rate changes on cash	—	—	—	0.1	—	0.1
(Decrease) increase in cash and cash equivalents	$—	$(12.2)	$0.5	$9.4	$—	$(2.3)

Cash and cash equivalents at beginning of year	$—	$38.8	$0.3	$15.8	$—	$54.9

Cash and cash equivalents at end of year	$—	$26.6	$0.8	$25.2	$—	$52.6

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2005

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(5.0)	$1.4	$27.3	$(10.7)	$(18.0)	$(5.0)
Non-cash adjustments	—	7.8	18.4	15.5	—	41.7
Undistributed equity in loss (earnings) of subsidiaries	5.0	(25.9)	2.9	—	18.0	—
Changes in operating assets and liabilities	—	18.8	(19.8)	(2.0)	—	(3.0)

Net cash provided by operating activities	—	2.1	28.8	2.8	—	33.7

Investing activities
Expenditures for property, plant and equipment and intangibles	—	—	(14.6)	(7.8)	—	(22.4)
Proceeds from Invensys acquisition adjustment	—	—	6.5	—	—	6.5
Proceeds from sale of assets	—	—	0.3	2.6	—	2.9
Acquisitions, net	—	(6.7)	—	—	—	(6.7)

Net cash used in investing activities	—	(6.7)	(7.8)	(5.2)	—	(19.7)

Financing activities
Debt issuance costs	—	(1.9)	—	—	—	(1.9)
Decrease in short-term borrowings	—	(2.2)	—	—	—	(2.2)
Principal payments on debt	—	(4.0)	—	—	—	(4.0)

Net cash used in financing activities	—	(8.1)	—	—	—	(8.1)

Effect of exchange rate changes on cash	—	—	—	0.5	—	0.5
Decrease (increase) in cash and cash equivalents	$—	$(12.7)	$21.0	$(1.9)	$—	$6.4

Cash and cash equivalents at beginning of year	$—	$12.7	$18.1	$17.7	$—	$48.5

Cash and cash equivalents at end of year	$—	$—	$39.1	$15.8	$—	$54.9

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    RELATED-PARTY TRANSACTIONS

Management Fee. On December 18, 2003, Sensus Metering Systems (Bermuda 2) Ltd. entered into a management services agreement with The Jordan Company, L.P. for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, the Company agreed to pay a fee equal to the greater of $2.0 million per year or 2.5% of prior year EBITDA (as defined in the Credit Agreement) thereafter, plus out-of-pocket expenses. For fiscal 2007, 2006 and 2005, fees paid to The Jordan Company, L.P. were $2.6 million, $2.3 million and $2.1 million, respectively. This agreement will remain in effect until December 2013. One-third of these fees will be paid to GS Capital Partners and/or its affiliates. The Jordan Company, L.P. and/or its affiliates received a one-time transaction fee of $13.0 million upon consummation of the acquisition of Invensys Metering Systems, approximately $2.7 million of which was paid to Goldman, Sachs & Co. and/or its affiliates. Additionally, a fee of $1.5 million was paid to The Jordan Company, L.P. for advisory and consulting services related to the acquisition of AMDS.

During fiscal 2007, the Company paid to Goldman, Sachs & Co. an arrangement fee of $0.2 million in connection with its second amendment to the Credit Agreement on May 12, 2006. Additionally, during fiscal 2005, the Company paid an arrangement fee of $0.2 million to Goldman, Sachs & Co. in connection with its first amendment to the Credit Agreement on October 14, 2004.

During fiscal 2007, 2006 and 2005, the Company obtained administrative services from Jordan Industries, Inc., a subsidiary of The Jordan Company, LP. These services were primarily for assistance in securing low-cost supply alternatives in China. Expenses of $0.2 million, $0.2 million and $0.1 million were incurred for the services in fiscal 2007, 2006 and 2005, respectively.

Rongtai. On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Runlin. During fiscal 2006, our joint venture partner, Runlin, loaned the joint venture approximately $0.4 million. In addition, the Company’s Rongtai joint venture paid approximately $0.2 million and $0.2 million in fiscal 2007 and 2006, respectively, of annual rent to Runlin for use of offices and dormitories.

Algeria. In December 2004, the Company formed a joint venture in Algeria with a former producer and a customer. The joint venture customer partner, ADE, owns 15% of the joint venture. Sales to ADE in fiscal 2007, 2006 and 2005 were approximately $6.2 million or 67%, $4.9 million or 71% and $0.8 million or 55%, respectively, of total sales in Algeria. Terms of these sales to ADE are unchanged from the arrangement prior to the formulation of the joint venture.

Transition Services. In connection with the acquisition of Invensys Metering Systems, the Company entered into certain transitional service agreements with Invensys pursuant to which Invensys agreed to provide the Company with transitional support services until June 16, 2004. The transition services included assistance in establishing stand-alone information technology capability, including assistance in connection with the removal of the acquired business from Invensys’ computer network and e-mail system. The transitional service agreement included the reimbursement of certain information technology costs from Invensys to the Company for excess costs incurred during the first year after the acquisition date. Excess information technology costs of $1.3 million were invoiced to Invensys in January 2005. The cost reimbursement was recorded as a direct reduction to information technology expenses in selling, general and administration for the year ended March 31, 2005. In addition, under the agreements, Invensys agreed to provide the Company with certain human resources and other general administrative services for the transition period. These services were provided to the Company at an approximation of market price for such services and did not exceed in any material respects the historical cost of obtaining such services from Invensys.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    BUSINESS SEGMENT INFORMATION

Reporting Segments. The Company has two principal product groups: metering systems products and support products. Metering systems products include metering, AMR and/or AMI communications systems and four principal metering product categories: water, gas, heat and electricity. Support products include pipe joining and repair products and die casting products. The two product groups, plus corporate operations, are organized into two reporting segments: Metering and Related Communication Systems and All Other.

Metering and Related Communication Systems revenues consist solely of third-party sales; and All Other revenues consist of third-party and inter-segment sales.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide changes in trends or components of revenue, gross profit percentage, operating income, depreciation and amortization, assets, goodwill and capital expenditures (including intangibles) for each segment (in millions):

	Year Ended March 31, 2007	% Change	Year Ended March 31, 2006	% Change	Year Ended March 31, 2005
Segment revenues
Metering and related communication systems	$509.7	3%	$496.8	6%	$470.2
All other	136.5	4%	131.1	14%	115.4
Eliminations	(13.3)	4%	(14.0)	11%	(15.8)

Total	$632.9	3%	$613.9	8%	$569.8

Gross profit %
Metering and related communication systems	30%	(7)%	32%	3%	31%
All other	21%	(9)%	23%	(4)%	24%

Total	28%	(7)%	30%	—	30%

Operating income
Metering and related communication systems	$30.3	(32)%	$45.1	17%	$38.6
All other	3.6	1100%	0.3	—	0.3

Total	$33.9	(24)%	$45.4	17%	$38.9

Depreciation and amortization
Metering and related communication systems	$29.7	17%	$25.4	11%	$22.9
All other	18.4	8%	17.0	1%	16.9

Total	$48.1	13%	$42.4	7%	$39.8

	Year Ended March 31, 2007	% Change	Year Ended March 31, 2006
Total assets
Metering and related communication systems	$860.8	8%	$799.4
All other	112.4	(17)%	135.7

Total	$973.2	4%	$935.1

Total goodwill
Metering and related communication systems	$315.0	14%	$275.8
All other	55.2	1%	54.7

Total	$370.2	12%	$330.5

Total capital expenditures (including intangibles)
Metering and related communication systems	$13.0	(10)%	$14.5
All other	4.7	(54)%	10.3

Total	$17.7	(29)%	$24.8

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Segments. Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties			Long-Lived Assets
	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005	March 31, 2007	March 31, 2006
North America	$411.4	$423.8	$391.2	$593.8	$552.3
Europe, Mid East, Africa	192.1	166.3	166.5	108.9	107.1
South America	14.1	10.6	7.3	1.5	1.4
Asia	15.3	13.2	4.8	21.2	22.4

Total	$632.9	$613.9	$569.8	$725.4	$683.2

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

18.    COMMITMENTS AND CONTINGENCIES

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

The Company, as well as many other third parties, has been named as a defendant in several lawsuits filed related to illnesses from exposure to asbestos or asbestos-containing products. The complaints fail to specify which plaintiffs allegedly were involved with the Company’s products, and because the cases are in initial stages, it is uncertain whether any plaintiffs have asbestos-related illnesses or dealt with the Company’s products, much less whether any plaintiffs were exposed to an asbestos-containing component part of the Company’s product or whether such part could have been a substantial contributing factor to the alleged illness. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys, under the stock purchase agreement pursuant to which we acquired Invensys Metering Systems, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the acquisition of Invensys Metering Systems. The Company is unable to estimate the amount of its exposure, if any, related to these claims at this time. The Company does not believe the ultimate resolution of these issues will have a material adverse effect on the Company’s net earnings or financial position.

The Company entered into contracts that contain guarantees that could require performance or payment under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At March 31, 2007 the Company had $4.7 million of letters of credit outstanding with expiration dates ranging from one month to 12 months.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Matters

The Company is aware of known contamination at the following United States facilities: Russellville, Kentucky; DuBois, Pennsylvania; Texarkana, Arkansas; and Uniontown, Pennsylvania as a result of historic releases of hazardous materials. The former owner of these sites is investigating, remediating and monitoring these properties. The Company is obligated to reimburse the former owner for a portion of cash paid on the remediation plus interest on cash paid at all sites other than Russellville (“Reimbursement Sites”), where the former owner pays all remediation costs. The Company is unable to estimate the amount of such costs at this time. In connection with the acquisition of Invensys Metering Systems, certain subsidiaries of Invensys plc agreed to retain liability for the reimbursement obligations related to the Reimbursement Sites.

In addition, there is contamination in the soil and groundwater at the Company’s facility in Ludwigshafen, Germany. The Company is indemnified against costs that may result from the contamination. This indemnification obligation is subject to the condition that the plots of land continue in industrial use, unless the former owner has agreed to the change from industrial use. The Company also has an indemnity, subject to certain limitations, from certain subsidiaries of Invensys plc regarding this facility pursuant to the terms of the purchase agreement governing the acquisition of Invensys Metering Systems.

Based on information currently available, the Company believes that future environmental compliance expenditures will not have a material effect on its financial position or results of operations, and has established allowances the Company believes are adequate to cover potential exposure to environmental liabilities. However, as to any of the above-described indemnities, the indemnifying parties may be unable to satisfy their obligations. Therefore, in such a case, environmental compliance costs and liabilities could reduce the Company’s net income and cash available for operations.

19.    VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Charged to costs and expenses	Deductions for write-offs	Balance at end of year
Year ended March 31, 2007
Allowance for doubtful accounts	$1.4	$1.0	$(0.6)	$1.8
Deferred tax asset valuation allowance	65.4	3.8	—	69.2

	$66.8	$4.8	$(0.6)	$71.0

Year ended March 31, 2006
Allowance for doubtful accounts	$1.7	$0.2	$(0.5)	$1.4
Deferred tax asset valuation allowance	59.9	5.5	—	65.4

	$61.6	$5.7	$(0.5)	$66.8

Year ended March 31, 2005
Allowance for doubtful accounts	$1.3	$0.4	$—	$1.7
Deferred tax asset valuation allowance	53.4	6.5	—	59.9

	$54.7	$6.9	$—	$61.6

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31. The following tables provide quarterly results of operations of the Company (in millions):

Fiscal 2006	First	Second	Third	Fourth
Net sales	$146.8	$142.1	$146.9	$178.1
Gross profit	44.3	42.3	43.5	56.3
Net (loss) income	(4.2)	(4.9)	(2.5)	8.4

Fiscal 2007	First	Second	Third	Fourth
Net sales	$146.6	$153.2	$144.7	$188.4
Gross profit	40.6	43.9	38.3	56.3
Gain from discontinued operations	—	0.1	—	—
Net (loss) income	(6.6)	(3.2)	(7.1)	8.9

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent accountants on accounting methods and financial disclosures for the years ended March 31, 2007, 2006 and 2005.

ITEM 9A.    CONTROLS AND PROCEDURES

We have continued to place a priority on the short-term and long-term improvement or enhancement of our internal controls over financial reporting. The process began during fiscal 2005 by implementing process and staffing improvements in our accounting and finance groups; enhancing the financial consolidation system; implementing a company disclosure policy; standardizing account reconciliation and analysis procedures; and developing an accounting policies and procedures system.

During fiscal 2006 and 2007, we have continued to evaluate the effectiveness of our disclosure controls and internal control over financial reporting on an on-going basis including activities in planning for of Sarbanes-Oxley Section 404 compliance; and the development of additional accounting policies and procedures.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of March 31, 2007. Our executive officers are elected annually by our Board of Directors and generally serve until their successors are duly elected and qualified. Our directors are elected at the annual meeting of the stockholders and generally serve for one year and until their successors are duly elected and qualified. Persons affiliated with our principal investors, The Resolute Fund and GS Capital Partners, are entitled to appoint a majority of the members of our Board of Directors and to have their appointees to the Board of Directors approve any other appointments or nominations to our Board of Directors pursuant to a Shareholders Agreement, dated as of December 17, 2003, by and among affiliates of the Resolute Fund and GS Partners and our parent, Bermuda 1.

Name	Age	Position and Offices
Daniel W. Harness	58	Director, Chief Executive Officer & President
Peter Mainz	42	Executive Vice President, Operations & Chief Financial Officer
Barry W. Seneri	56	Executive Vice President, Global Gas & North America Shared Service
R. Douglas Neely	54	Executive Vice President, North America Water
George G. Uram	61	Vice President, Electric Metering & AMI
José Hernandez	43	Vice President, Water & Heat Metering Systems, Europe, South America & Asia Pacific
Colin Flannery	41	General Counsel & Secretary
Jonathan F. Boucher	50	Director and Vice President
John W. Jordan II	59	Director
David W. Zalaznick	53	Director
Thomas H. Quinn	59	Director
Gerald J. Cardinale	40	Director
Bryan Kelln	41	Director
J. Jack Watson	79	Director
H. Russel Lemcke	67	Director
Nicole V. Agnew	29	Director

Daniel W. Harness became our Chief Executive Officer and President in April 2001 and became a director upon completion of the acquisition of Invensys Metering Systems. Mr. Harness was President of Metering Systems North America from 2000 to 2001 and President of Sensus Technologies from 1990 to 2000. Mr. Harness has been with our Company and its predecessors since 1982.

Peter Mainz was appointed to the newly created and expanded role of Executive Vice President Operations & CFO in March 2007. Prior to that, he became our Vice President of Finance in January 2003 and our Chief Financial Officer upon completion of the acquisition of Invensys Metering Systems in December 2003. He was Vice President of Operations and Finance in Europe and Asia Pacific from 2001 to 2002 and held other senior financial positions with our Metering Systems Division from 1999 to 2001. Mr. Mainz held various senior financial positions with Schlumberger Ltd. from 1992 to 1999, including Financial Manager for the Commonwealth of Independent States (former Russia and Baltic countries) from 1998 to 1999.

Barry W. Seneri became our Executive Vice President of Operations for our Metering Systems Division in November 2002. Mr. Seneri also served as Vice President of Finance for our Metering Systems Division from 1999 to 2002 and Vice President of Finance North American Water from 1998 to 1999. On March 9, 2007, the Company announced the departure of Mr. Seneri effective March 31, 2007.

R. Douglas Neely currently holds the position of Executive Vice President, North American Water. He became our Vice President of Sales and Marketing North America Water in October 1990. Mr. Neely has been with our Company since 1975.

George G. Uram was appointed Vice President, Electric Metering & AMI in July of 2006. Mr. Uram held positions as Vice President, Energy; Vice President, Marketing and Sales; and Director, Business Development of our Company from 1999 to 2006. Prior to joining our company, he held various managerial positions in nuclear power, power generation and environmental services Westinghouse Electric and successor companies.

José Hernandez became our Vice President, Water & Heat Metering Systems, Europe, South America and Asia Pacific in November 2005. Mr. Hernandez served as Vice President of Central and South America from December 2004 to November 2005. He served as General Manager for both Saint-Gobain Industrial Superabrasive Europe / Asia and Saint-Gobain Diamantwerkzeuge GmbH and CoKG from February 2002 to November 2004. He also acted as Country Manager Germany, Austria and Switzerland for Saint-Gobain Abrasives. Mr. Hernandez also served as Executive Director of Central and South America for Invensys Metering Systems from January 2000 to January 2002.

Colin Flannery became our Secretary in March 2007 and also serves as Vice President, Secretary and General Counsel of the Company and its U.S. subsidiaries. Prior to joining our company, Mr. Flannery served as Vice President, Legal of Atos Orgin, a worldwide IT services corporation, from January 2004 to January 2007. From December 2001 to January 2004, Mr. Flannery was General Counsel, Schlumberger IT Services, Electricity Metering and Automatic Metering Reading, North and South America.

Jonathan F. Boucher became a director and unpaid, nominal Vice President upon completion of the acquisition of Invensys Metering Systems. Since 1983, Mr. Boucher has been a Member and Managing Principal of The Jordan Company, L.P., a private merchant banking firm and its predecessors. Since 2002, Mr. Boucher has been a Member of Resolute Fund Partners, LLC, the general partner of The Resolute Fund L.P. Mr. Boucher is also a director of other privately held companies. He also served as a director of W-H Energy Services, Inc. until May 2005.

John W. Jordan II became a director upon completion of the acquisition of Invensys Metering Systems. Since 1982, Mr. Jordan has been a Member and Managing Principal of The Jordan Company, L.P., a private merchant banking firm and its predecessors. Since 2002, Mr. Jordan has been a Managing Member of Resolute Fund Partners, LLC, the general partner of The Resolute Fund L.P. Mr. Jordan is also a director of various other privately held companies.

David W. Zalaznick became a director upon completion of the acquisition of Invensys Metering Systems. Since 1982, Mr. Zalaznick has been a Member and Managing Principal of The Jordan Company, L.P., a private merchant banking firm, and its predecessors. Since 2002, Mr. Zalaznick has been a Managing Member of Resolute Fund Partners, LLC, the general partner of The Resolute Fund L.P. Mr. Zalaznick is also a director of various other privately held companies.

Thomas H. Quinn became a director upon completion of the acquisition of Invensys Metering Systems. Since 2002, Mr. Quinn has been a Member and Managing Principal of The Jordan Company, L.P., a private merchant banking firm, and since 1988, he has been President and Chief Operating Officer of Jordan Industries, Inc., a diversified industrial company. Mr. Quinn is also a director of other privately held companies.

Gerald J. Cardinale became a director upon completion of the acquisition of Invensys Metering Systems. Since 2002, Mr. Cardinale has been a Managing Director of the Principal Investment Area of Goldman, Sachs & Co. He joined Goldman, Sachs & Co. in 1992. Mr. Cardinale also serves on the board of directors of Cooper-Standard Automotive, Inc., Clearwire Holdings, Inc., Fiberlink Communications, and Yankees Entertainment & Sports (“YES”) Network.

Bryan Kelln has been a director since February 10, 2004. Mr. Kelln currently serves as Senior Vice President and Chief Operating Officer of Nortek where he began in May 2005. From June 2002 through May 2005, Mr. Kelln acted as a consultant of The Jordan Company, L.P., a private merchant banking firm. From

January 2000 until June 2002, Mr. Kelln was President and Chief Executive Officer of Rock Shox, Inc., a global bicycle industry supplier. Prior to that time, Mr. Kelln served as a Senior Vice President and General Manager of the telecommunications and utilities businesses of General Cable Corporation.

J. Jack Watson has been a director since February 10, 2004. Mr. Watson was Chairman, President and Chief Executive Officer of Newflo Corporation, a manufacturer of pumps, valves and meters, from 1987 until his retirement in 1996. During the last five years, Mr. Watson has served as a director of W-H Energy Services and various other privately held companies.

H. Russel Lemcke has been a director since February 10, 2004. Since 1989, Mr. Lemcke has been President of H. Russel Lemcke Group, Inc., a private consulting business. Mr. Lemcke is also a director of Graham Corporation.

Nicole V. Agnew has been a director since March 16, 2007. Ms. Agnew is a Vice President in the Principal Investment Area of Goldman, Sachs & Co. Ms. Agnew joined Goldman, Sachs as an Associate in 2005. Prior to that time, from 2003 to 2005, Ms. Agnew was an Associate at Onex Corporation, a large Canadian company with operations in the services, manufacturing and technology industries. From 1999 to 2003, Ms. Agnew was employed at Merrill Lynch in New York in the investment banking division.

Board of Directors

Our Board of Directors consists of ten directors. Our Board of Directors appoints our executive officers, directs the management of our business and affairs and conducts its business through meetings of the Board of Directors and two standing committees, the Audit Committee and the Compensation Committee. In addition, from time to time, other committees may be established under the direction of the board when necessary to address specific issues. Our Audit Committee consists of Jonathan F. Boucher, Thomas H. Quinn, Gerald J. Cardinale and J. Jack Watson. The Board of Directors has reviewed the qualifications and backgrounds of the members of the Audit Committee, and although it has not made a determination as to whether any one individual member of the Audit Committee would qualify as a financial expert, it has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication. As a result, the Board of Directors has determined that the combined qualifications and experience of the Audit Committee members, when taken together, give the Audit Committee the financial expertise necessary to discharge its responsibilities. Our Compensation Committee consists of Thomas H. Quinn, Jonathan F. Boucher, Gerald J. Cardinale and H. Russel Lemcke.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer and our principal accounting officer. We hereby undertake to provide to any person without charge, upon request, a copy of such code of ethics, provided that such request is sent in writing to Colin Flannery, Sensus Metering Systems Inc., 8601 Six Forks Road, Suite 300, Raleigh, North Carolina 27615.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section provides information regarding the compensation program for our principal executive officer, principal financial officer and the three most highly compensated executive officers other than the principal executive and principal financial officer, which we refer to as the “named executive officers” or “NEOs.” It includes information regarding, among other things, the overall objectives of the Company’s compensation program and each element of compensation that the Company provides. This discussion is intended to put in context the information in the tables that follow, each of which contains detailed information on the compensation granted, earned or paid during fiscal 2007 to our named executive officers.

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the “Committee” or “Compensation Committee”) of the Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Committee ensures that the total compensation paid to the executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the executive officers are similar to those provided to other management employees.

The individuals who served as the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) during fiscal 2007, as well as the other NEOs included in the Summary Compensation Table, are listed below:

Daniel W. Harness, Chief Executive Officer & President

Peter Mainz, Executive Vice President, Operations & Chief Financial Officer

Barry W. Seneri, Executive Vice President, Global Gas & North America Shared Service

R. Douglas Neely, Executive Vice President, North American Water

José Hernandez, Vice President, Water & Heat Metering Systems, Europe, South America & Asia Pacific

Compensation Philosophy and Objectives

The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stakeholders by rewarding performance above established goals, with the ultimate objective of improving stakeholder value. The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Committee believes executive compensation programs provided by the Company to its executives, including the named executive officers, should include cash, other benefits and long-term incentive compensation. Such compensation programs are designed to attract and retain qualified executive officers, as well as motivate and reward performance.

The Committee believes that compensation to executive officers should be aligned closely with the Company’s performance on both a short-term and long-term basis. As a result, a significant amount of compensation to each executive officer is “at risk” and tied directly to the attainment of financial performance goals. The executive compensation program is also designed to incentivize continuous improvements in financial performance by providing enhanced compensation as results improve and exceed budgeted levels. While a significant amount of compensation to the Company’s executive officers is performance-based, the Committee also believes it prudent to provide competitive base salaries and other benefits to attract and retain the management talent necessary to achieve our strategic long-term objectives.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured the Company’s annual cash and long-term incentive executive compensation to motivate executives to achieve the business goals of the Company and reward the executives for achieving such goals. The short-term and long-term goals of the Company are established through discussions among the Board of Directors and senior management and are based on the Company’s a) mission statement to continue to be a leading global provider of advanced metering technologies and related metering communication systems and b) historical business trends. In addition, since the Company competes with many larger companies for top executive-level talent, the Committee generally sets compensation for the executive officers to reflect the current competitive environment. Variations occur as dictated by the experience level of the individual and market factors.

The Company’s human resources department supports the Committee by analyzing and providing current Radford Executive Survey to the Committee, CEO and CFO. This survey contains relevant market data and alternatives to consider in making compensation decisions for executive officers. The survey presents comparative data of other companies with similar revenue levels and in a broad spectrum of industries. The most recent survey includes 699 companies in the United States, which covers 14,600 employees. The Committee evaluates this material in determining appropriate levels of compensation for the Company’s executive officers.

Role of Executive Officers in Compensation Decisions

The Committee makes all compensation decisions for the CEO and CFO. Decisions regarding the compensation of other executive officers are made by the CEO and CFO, subject to the approval of the Committee. The Committee is also responsible for approving any employment agreement, severance or retirement arrangement, change-in-control agreement or provisions, and any special or supplemental benefits for the CEO, CFO and each executive officer.

The CEO and CFO, whose performance is reviewed by the Committee, annually review the performance of each executive officer. The conclusions reached and recommendations based on these reviews with respect to salary adjustments are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments to executives.

2007 Executive Compensation Components

For fiscal 2007, the principal components of compensation for named executive officers were:

•	base salary;

•	performance-based incentive compensation;

•	long-term incentive compensation;

•	welfare and retirement benefits;

•	nonqualified deferred compensation;

•	severance compensation; and

•	perquisites and other personal benefits.

Base salary

The Company provides NEOs with base salary to compensate them for services rendered during the fiscal year. Base salary is designed to reflect individual duties, responsibilities, scope of control and accountability for each position. Base salary for NEOs is determined based on each executive’s position and responsibility by using market data and by evaluating the executive’s individual performance. For Mr. Harness, Mr. Mainz and Mr. Hernandez, a minimum level of salary is specified in their respective employment agreements, as discussed in greater detail below. See “—Employment Agreements.” Otherwise, the Committee is free to set salaries for named executive officers at any level it deems appropriate.

During its review of base salaries for executives, the Committee primarily considers current market survey data provided by the human resources department; internal reviews of the executive’s compensation, both individually and relative to other executive officers; and individual performance of the executive. Salary levels are typically considered annually as part of the Company’s performance review process, as well as upon promotion or other change in job responsibility. Merit-based salary increases for the CEO and CFO are based on the Committee’s assessment of the individual’s performance, while such increases for the other executive officers are dictated by the CEO and CFO, subject to the Committee’s approval, based on individual performance.

Base salary is a critical component of total compensation; it serves as the foundation for incentives, linking performance to pay. The Company believes a competitive base salary is important to attract and retain qualified executive officers.

Performance-based incentive compensation

We have adopted a Management Incentive Plan (the “Incentive Plan”) that provides officers and directors with an incentive to achieve key business objectives. The Incentive Plan allows our key officers to achieve performance-based compensation in addition to their annual base salary. Under the Incentive Plan, each participating officer is eligible to receive a performance incentive for each incentive period based on a stated percentage of the officer’s base pay if our financial performance is equal to or greater than certain stated financial and other performance targets, as discussed in greater detail below. The Incentive Plan’s objectives are to provide:

•	an incentive system that encourages participants to achieve Sensus Metering Systems and Business Unit or Region financially defined business objectives;

•	participants with an opportunity to earn incentive compensation based upon performance of the business in total and the Business Unit or Region;

•	focused attention on the most important measures of business success; and

•	competitive compensation to attract and retain key employees.

The Incentive Plan is a key component of our overall compensation package paid to executives. It signals the Company’s objectives and performance expectations for an individual year and focuses executives on achieving current objectives, which are necessary to obtain longer-term goals. The Incentive Plan also establishes appropriate performance and annual incentive relationships and rewards participants for actual performance.

An Incentive Plan year commences on the first day of a fiscal year and ends on the last day of the fiscal year. Participation in the Incentive Plan is at the discretion of the Committee and is determined by level of management. The intent is that those who participate are management level employees, whose decisions and performance impact the Company’s results. The Committee is also responsible for addressing any questions or disputes concerning the Incentive Plan rules, interpretation of the rules or any other issues pertaining to the Incentive Plan.

The calculation of an individual’s actual incentive payment is based on his or her salary effective April 1 of each year. When a promotion occurs during the Incentive Plan year, the two salary levels and incentive levels, if appropriate, are pro rated for complete months at the respective salary and incentive levels. Any alternative basis for calculation must be agreed on appointment and approved by the Committee depending on reporting level.

The incentives, if applicable, are paid in cash, normally in June, as soon as practical after the Company’s audited consolidated annual results have been announced. All payments are subject to the final approval of the Committee. The impact of any “windfall” (nonrecurring financial adjustments), either adverse or positive, is excluded from the calculations and the Committee’s decision as to “windfall” is final. The participant is liable for any personal tax due or other statutory payments due on any part of the incentive. Incentive payments are treated for pensionable purposes in line with the Incentive Plan’s rules.

Target objectives are determined on a business unit basis via discussions with the Board of Directors and senior management and communicated to participants at the start of the Incentive Plan year. In determining target objectives, the Board of Directors and senior management consider historical business trends and prevailing market conditions. The target objectives are adjusted for acquisitions or disposals as approved by the Committee, unless included in the budget.

If 90% of the target is achieved, a 10% threshold award payment is made. If the target objective is met, a full award payment is received. If the target objective is exceeded, additional award payments are granted. The maximum award payment is uncapped. Payments for performance between the threshold award payment and the full award payment are pro rated on a straight-line basis at a rate of 10% to 100%. Additional award payments for performance in excess of the target are pro rated at a rate equivalent to 150% for results at 110% of the target, 200% for results at 120% of the target and so on.

The performance measures and weightings are outlined in the tables below for headquarters participants and business unit and region participants. Headquarters participants are those not tied to any one specific business unit or region within the Company. Business unit and region participants are those with specific responsibilities within a business unit or region of the Company for which performance can be specifically measured against specified objectives. EBITDA and cash flow are based on performance at the business unit and region level for those not measured on the headquarters plan. If a business unit or region fails to reach 90% of its EBITDA target, then plan participants from that business unit or region are ineligible for any incentive payments, even if the Company’s target objectives are achieved.

Headquarters Objectives

MEASURE	WEIGHTING	THRESHOLD (10% Payment)	TARGET (100% Payment)	ABOVE TARGET (No Maximum)
Sensus Metering Systems EBITDA (1)	60%	90% of Target	Fiscal 2007 Target $111,006 (000s)	150% at 110% of Target 200% at 120% of Target
Sensus Metering Systems Cash Flow (2)	40%	90% of Target	Fiscal 2007 Target $80,058 (000s)	150% at 110% of Target 200% at 120% of Target
Business Objectives Totals	100%
(1)	Adjusted EBITDA is defined as Earnings Before Interest, Taxes, Depreciation and Amortization, adjusted for restructuring expense and management fees.
(2)	Operating Cash Flow is defined as the cash flow from Adjusted EBITDA adjusted for restructuring expense, net of capital expenditures and movements in trade working capital, other current assets, other payables and accruals (including restructuring accruals).

Business Unit or Region Objectives

MEASURE	WEIGHTING	THRESHOLD (10% Payment)	TARGET (100% Payment)	ABOVE TARGET (No Maximum)
Sensus Metering Systems EBITDA (1)	20%	90% of Target	Fiscal 2007 Target $111,006 (000s)	150% at 110% of Target 200% at 120% of Target
Sensus Metering Systems Cash Flow (2)	10%	90% of Target	Fiscal 2007 Target $80,058 (000s)	150% at 110% of Target 200% at 120% of Target
Business Unit or Region EBITDA (1)	40%	90% of Target	Fiscal 2007 Target (3)	150% at 110% of Target 200% at 120% of Target
Business Unit or Region Cash Flow (2)	30%	90% of Target	Fiscal 2007 Target (3)	150% at 110% of Target 200% at 120% of Target
Business Objectives Totals	100%

(1)	Adjusted EBITDA is defined as Earnings Before Interest, Taxes, Depreciation and Amortization, adjusted for restructuring expense and management fees.
(2)	Operating Cash Flow is defined as the cash flow from Adjusted EBITDA adjusted for restructuring expense, net of capital expenditures and movements in trade working capital, other current assets, other payables and accruals (including restructuring accruals).
(3)	Targets vary by business unit or region.

Business units for incentive purposes are defined as:

•	North American Water

•	North American Energy—Gas

•	North American Energy—Electric

•	Precision Die Casting

•	Smith-Blair

Regions for incentive purposes are defined as:

•	ESAAP—Europe, Central & South America, Africa & Asia Pacific (water & heat)

•	Asia Pacific (Gas only)

Long-term incentive compensation

The Company’s parent, Bermuda 1, maintains a restricted share plan (the “Restricted Share Plan”) administered by the Committee that provides for the award of restricted common shares of Bermuda 1 to officers, directors and consultants of the Company. The Restricted Share Plan is designed to attract and retain qualified executive officers, emphasize long-term performance and focus participants on creating value for stakeholders. The Company views the Restricted Share Plan, along with the other elements of the Company’s executive compensation program, as a reinforcement of our objective to link stakeholder interest to that of our executives.

Bermuda 1 common shares awarded under the Restricted Share Plan are generally subject to restrictions on transfer, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement. The restricted common shares are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted common shares may accelerate upon the occurrence of certain stated liquidity events. The maximum number of restricted common shares that are issuable under the Restricted Share Plan is equal to approximately 5% of the total issued shares of Bermuda 1 outstanding, subject to adjustment for changes in the capital structure such as share dividends, share splits, mergers, amalgamations and reorganizations of Bermuda 1.

The number of restricted common shares to be awarded is determined by the Committee or, in the case of an award to a director, the entire Board of Directors. Awards to executive officers are determined by the same process used to assess other elements of compensation. Namely, the Committee determines the number of shares awarded to the CEO and CFO, and the CEO and CFO determine the number of shares awarded to the other executive officers, subject to the Committee’s approval. In determining awards, the Committee, CEO and CFO take into consideration individual duties, responsibilities, scope of control and accountability for each position.

In March and December 2004, Mr. Harness, Mr. Mainz, Mr. Seneri, Mr. Neely and Mr. Hernandez were issued 200,000, 140,000, 100,000, 40,000 and 10,000 restricted Class B common shares of Bermuda 1, respectively, pursuant to restricted share agreements. At the time of issuance, the Board of Directors determined that the fair market value of the restricted Class B common shares was equal to the par value thereof, or $.01 per share, due to the lack of a public market for Bermuda 1’s common shares, their illiquidity and their subordinated position within the capital structure of Bermuda 1. Each NEO paid $.01 per share for the restricted Class B common shares issued to him.

The Company accounts for share-based payments to employees in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. No compensation expense related to the Restricted Shares Plan was recognized for fiscal 2007, or any previously reported periods, as the Company concluded that the fair value of such shares was not material to the consolidated statement of operations.

Welfare and retirement benefits

All executive officers, including NEOs, are eligible for welfare benefits from the Company including: medical, dental, vision, life insurance, accidental death and dismemberment, and short-term and long-term disability. Executives participate in these plans on the same basis and subject to the same costs, terms and conditions as other salaried employees at their assigned location.

Additionally, the Company sponsors certain defined benefit and defined contribution plans. Certain employees of the Company, including Mr. Mainz and Mr. Hernandez, participated during fiscal 2007 in the Sensus German Management Pension Program, which is a defined benefit pension plan. The Company maintains this plan that resulted from the acquisition of Invensys Metering Systems. Mr. Mainz and Mr. Hernandez are eligible to participate in such plan under German law. Retirement benefits under the plan are computed on the basis of the employee’s final annual salary and incentive multiplied by a percentage based on years of service. Mr. Mainz and Mr. Hernandez participate in this plan on the same basis and subject to the same costs, terms and conditions as other employees in Germany.

Also, certain employees of the Company, including Mr. Harness, Mr. Mainz, Mr. Seneri and Mr. Neely, participated in the Sensus Metering Systems Inc.’s 401(k) Plan during fiscal 2007. The Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employees’ pensionable earnings. Further, in fiscal 2007, the Company contributed 4.2% of all eligible employees’ pensionable earnings for calendar year 2006 to their 401(k) account. Such contributions are made in lieu of the pension benefits provided prior to the acquisition of Invensys Metering Systems and approximate the amount of previous benefits received. Pensionable earnings consist of base salary, including overtime and performance-based incentive compensation. Mr. Harness, Mr. Mainz, Mr. Seneri and Mr. Neely participate in the Company’s 401(k) plan on the same basis and subject to the same costs, terms and conditions as other salaried employees in the United States.

Welfare and retirement benefit programs are in place to provide benefits that are competitive and in line with industry and geographical standards, which, along with the other components of the Company’s executive compensation program, allow the Company to attract and retain key executives.

Nonqualified deferred compensation

Pursuant to the Company’s obligations in Mr. Harness’s employment agreement, the Company has established a nonqualified supplemental retirement plan for the benefit of Mr. Harness (the “SERP”). The SERP was implemented to replace the supplemental retirement benefits that Mr. Harness received from his previous employer, Invensys Metering Systems, prior to its acquisition by the Company. The SERP is designed to provide competitive supplemental retirement benefits to Mr. Harness for the purpose of enabling the Company to attract and retain his services.

The Company determined that the value of the benefits received by Mr. Harness under the supplemental retirement plan of Invensys Metering Systems was approximately $40,000 per year. Therefore, the Company agreed to provide a benefit of $120,000 to Mr. Harness under the SERP during the initial three-year term of his employment agreement. To be entitled to receive those benefits, Mr. Harness was obligated to remain employed by the Company through December 31, 2006.

Mr. Harness’s benefits under the SERP will be distributed upon his death or retirement in accordance with the terms and conditions of the SERP, unless the Company is acquired, merges or undergoes a change in control before that time. In such a case, all accrued benefits under the SERP will be distributed to Mr. Harness in a lump-sum payment within 60 days of the triggering event.

All costs of the SERP, including administrative, and taxes (other than income taxes payable on the receipt of benefits) are paid for by the Company. The Committee is responsible for administering, enforcing and interpreting the SERP and determines any and all questions or claims arising in the administration and application of the SERP.

Severance compensation

The Company’s salaried severance compensation policy (the “Severance Policy”) for its U.S. salaried employees establishes the basic requirements and guidelines concerning severance compensation in lieu of notice to salaried employees whose employment is terminated for reasons other than misconduct or poor work performance, except where different treatment is required by an employment contract. See “Potential Payments Upon Termination or Change-in-Control.” The purpose of the Severance Policy is to provide terminated employees with compensation for a reasonable time during which they can seek other employment. Pursuant to the Severance Policy, eligible employees will receive one week’s salary for each year of service with a minimum of four weeks and a maximum of 26 weeks salary.

Severance compensation may be paid in a lump sum or periodically in accordance with the employee’s payroll period. If the latter is used, the balance of any severance compensation will be paid in a lump sum upon notification of the individual’s employment elsewhere. Any severance compensation shall be in addition to any unpaid accrued vacation to which the employee may be entitled at the time of separation. Certain insurance benefits such as medical, dental and vision coverage may also continue during the severance period, as long as subsidized employee premiums are paid. All other insurance benefits cease immediately upon termination.

No severance payments will be granted to any employee whose release results from voluntary resignation, from misconduct or from poor work performance (e.g., disciplinary discharge) or to any employee who has declined a comparable position offered in the Company. To qualify for severance payments, eligible employees who have been notified of their pending release must work up to the scheduled termination date if required to do so. Additionally, no severance will be paid for any period of time after an employee’s regular normal retirement date. Finally, when the Company sells, divests or transfers an existing operation or subsidiary and the employee engaged in such operation or subsidiary is offered continued employment or employment with the new employer or owner, no severance compensation will be paid. Refusal of employment will be considered a voluntary resignation.

The Company’s severance compensation benefit, along with the other elements of executive compensation, is designed to provide competitive executive compensation and to attract and retain qualified executive officers.

Perquisites and other personal benefits

The Company provides minimum perquisites to its executive officers that are otherwise not offered to other employees. Under the Company’s North America Executive Employee Company vehicle policy, each NEO receives a company-leased vehicle for both business and personal use. The Company’s executive vehicle policy is in place to provide competitive benefits aimed at attracting and retaining qualified executive officers. This policy applies to all of the Company’s North American locations. Eligibility under this policy requires one of the following job titles: a) Corporate Vice President or above, b) President of subsidiary, or c) other executives approved by the Vice President of Human Resources. Eligible participants may chose a vehicle with a purchase price of no more than $35,000, other than the CEO who may chose a vehicle with a purchase price of no more than $50,000. With respect to those NEOs who have employment agreements, this benefit was determined through negotiations with the Company and the executive on an arm’s length basis.

The Company also provides other personal benefits on a case-by-case basis, which are all specifically identified in the “All Other Compensation” table below. We provide these perquisites and other personal benefits because in many cases they make the executive officers more efficient and effective and are, as a result, a benefit to the Company and its stakeholders. These perquisites and other personal benefits, along with the other elements of the Company’s executive compensation, are designed to provide competitive executive compensation and to attract and retain qualified executives.

Employment Agreements

Daniel W. Harness

Effective as of December 17, 2003, Mr. Harness entered into an employment agreement with the Company. The agreement has a three-year term and will be extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. The employment agreement provides for an annual base salary of $400,000. The Committee determines on an annual basis whether Mr. Harness’s base salary should be increased and, if so, the amount of such increase. For fiscal 2007, Mr. Harness’s base salary was $438,756. In addition, under the terms of the agreement, Mr. Harness is eligible to receive discretionary bonuses pursuant to the Incentive Plan of 50% of his base salary. Mr. Harness’s incentive payment in fiscal 2007 was $224,004.

The Company is also obligated to provide Mr. Harness with a company-leased vehicle for business and personal use, and he is entitled to participate in our employee benefit plans, programs and arrangements currently in effect. In addition, Mr. Harness will be reimbursed for all reasonable travel, entertainment and other expenses incurred during performance of his duties in accordance with the Company’s expense reimbursement policy. The Company is also obligated to provide certain supplemental retirement benefits to Mr. Harness. See “2007 Executive Compensation Components—Nonqualified deferred compensation” above and “Nonqualified Deferred Compensation” below. Lastly, Mr. Harness is entitled to receive certain payments and benefits in the event of his termination and upon a change in control of the Company pursuant to the terms of his employment agreement and restricted share agreement. See “Potential Payments Upon Termination or Change-in-Control.”

Peter Mainz

Effective as of December 17, 2003, Mr. Mainz entered into an employment agreement with the Company. The agreement has a three-year term and will be extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. The employment agreement provides for an annual base salary of $275,000. The Committee determines on an annual basis whether Mr. Mainz’s base salary should be increased and, if so, the amount of such increase. For fiscal 2007, Mr. Mainz’s base salary was $317,514. In addition, under the terms of the agreement, Mr. Mainz is eligible to receive discretionary bonuses pursuant to the Incentive Plan of 35% of his base salary. Mr. Mainz’s incentive payment in fiscal 2007 was $150,000. With respect to the portion of Mr. Mainz’s compensation that was paid in euros, all dollar amounts provided above were determined based on the average exchange rate of euros to U.S. dollars for fiscal 2007, which was approximately €1.00/$1.28.

The Company is also obligated to provide Mr. Mainz with a company-leased vehicle for business and personal use, and he is entitled to participate in our employee benefit plans, programs and arrangements currently in effect. In addition, Mr. Mainz will be reimbursed for all reasonable travel, entertainment and other expenses incurred during performance of his duties in accordance with the Company’s expense reimbursement policy. The Company is also obligated to provide certain benefits to Mr. Mainz in relation to his status as an expatriate working in the United States, including economy-class airline tickets to visit Europe, taxation support and visa assistance, and Mr. Mainz is entitled to continue to participate in his German retirement and social security plans. See “2007 Executive Compensation Components—Welfare and retirement benefits” above and “Pension Benefits” below. Lastly, Mr. Mainz is entitled to receive certain payments and benefits in the event of his termination and upon a change in control of the Company pursuant to the terms of his employment agreement and restricted share agreement. See “Potential Payments Upon Termination or Change-in-Control.”

José Hernandez

Effective as of December 1, 2004, Mr. Hernandez entered into an employment agreement with the Company. The agreement may be terminated by either party on June 30 or December 31 each year by providing nine months’ prior notice. The employment agreement provides for an annual base salary of $236,800, subject to annual increases in the Committee’s discretion. For fiscal 2007, Mr. Hernandez’s base salary was $310,404. In addition, under the terms of the agreement, Mr. Hernandez is eligible to receive discretionary bonuses pursuant to the Incentive Plan of 30% of his base salary. Mr. Hernandez’s incentive payment in fiscal 2007 was $87,290. All dollar amounts provided above were determined based on the average exchange rate of euros to U.S. dollars for fiscal 2007, which was approximately €1.00/$1.28.

The Company is also obligated to provide Mr. Hernandez with a company-leased vehicle for business and personal use, and he is entitled to participate in all employee fringe benefit plans offered to our management level employees in Germany. In addition, Mr. Hernandez will be reimbursed for all reasonable travel, entertainment and other expenses incurred during performance of his duties in accordance with the Company’s expense reimbursement policy. The Company is also obligated to provide certain pension benefits to Mr. Hernandez. See “2007 Executive Compensation Components—Welfare and retirement benefits” above and “Pension Benefits” below. Lastly, Mr. Hernandez is entitled to receive certain payments and benefits in the event of his death or disability pursuant to the terms of his employment agreement and upon a change in control of the Company pursuant to the terms of his restricted share agreement. See “Potential Payments Upon Termination or Change-in-Control.”

Compensation Committee Report

The Compensation Committee of the Board of Directors oversees the Company’s compensation program on behalf of the Board of Directors. The Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K filed with the SEC.

Compensation Committee

Thomas H. Quinn

Jonathan F. Boucher

Gerald J. Cardinale

H. Russel Lemcke

Summary Compensation Table

The following table provides information regarding the compensation of the Company’s CEO, CFO and our other NEOs, who were serving as such during and at the end of fiscal 2007. All dollar amounts are rounded to the nearest dollar.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Daniel W. Harness Chief Executive Officer& President	2007	438,756	224,004	—	45,807	708,567
Peter Mainz (3),(4) Executive Vice President, Operations & Chief Financial Officer	2007	317,514	150,000	46,358	27,567	541,439
Barry W. Seneri (5) Executive Vice President, Global Gas & North America Shared Service	2007	248,316	120,039	—	309,772	678,127
R. Douglas Neely Executive Vice President, North American Water	2007	234,078	69,217	—	22,801	326,096
José Hernandez (3),(4) Vice President, Water & Heat Metering Systems, Europe, South America & Asia Pacific	2007	310,404	87,290	110,684	63,926	572,304

(1)	Awards granted in April of fiscal 2006 and paid in June of fiscal 2007.
(2)	See “All Other Compensation” below for full details.
(3)	The average exchange rate for the conversion of amounts denominated in euros to U.S. dollars was approximately €1.00/$1.28 for fiscal 2007.
(4)	The change in pension value for each of Mr. Mainz and Mr. Hernandez is based on pension values at March 31, 2006 of $224,036 and $47,727, respectively, and the amounts disclosed in the Pension Benefits table below.
(5)	On March 9, 2007, the Company announced the departure of Mr. Seneri effective March 31, 2007. As such, Mr. Seneri is ineligible to participate in the Company’s Management Incentive Plan for fiscal 2007.

All Other Compensation

The following table identifies all other compensation included in the Summary Compensation Table and consists of perquisites and other personal benefits afforded the NEOs. All dollar amounts are rounded to the nearest dollar.

Name	Year	Company- Leased Vehicle ($)	Tax Preparation Fee/Tax Reimbursement ($)	Relocation ($)	Rent ($)	Company Match Contributions to 401(k) Plans ($)	Company 4.2% Contributions to 401(k) Plans ($)	Pensionable Earnings in Excess of IRS Limit ($) (5)	Severance Accruals ($)	Total ($)
Daniel W. Harness	2007	11,076	—	—	—	6493	9,240	18,998	—	45,807
Peter Mainz (1)	2007	4,400	6,500	—	—	7,427	9,240	—	—	27,567
Barry W. Seneri (2)	2007	6,471	—	50,180	—	7,638	9,240	6,353	229,890	309,772
R. Douglas Neely	2007	3,454	—	—	—	6,732	9,240	3,375	—	22,801
José Hernandez (1),(3),(4)	2007	15,286	33,280	—	15,360	—	—	—	—	63,926

(1)	The average exchange rate for the conversion of amounts denominated in euros to U.S. dollars was approximately €1.00/$1.28 for fiscal 2007.
(2)	On March 9, 2007, the Company announced the departure of Mr. Seneri effective March 31, 2007. On April 2, 2007, the Company finalized the terms and conditions of Mr. Seneri’s severance arrangement. Mr. Seneri’s severance arrangement consisted of: a) ten months of severance compensation, totaling $208,340; b) use of a Company-leased vehicle throughout the ten-month severance period, totaling $5,833; c) premiums for medical, dental and vision insurance benefits throughout the ten-month severance period, totaling $7,363; d) professional out placement services, totaling $5,000; and e) ownership of a laptop computer with an estimated value of $3,354.
(3)	Prior to being promoted to Vice President, Water & Heat Metering Systems, Europe, South America & Asia Pacific, on November 1, 2005, Mr. Hernandez was Vice President for Central & South America. Despite maintaining a residence in Germany, Mr. Hernandez was exempt from paying income taxes in Germany since he resided in Chile for more than half the year, and his job duties were not associated with Germany. Due to the Chilean tax laws, Mr. Hernandez also paid a minimal amount of Chilean taxes. As a result of his change in responsibilities, thus qualifying him as a full tax resident of Germany, Mr. Hernandez’s net income will be reduced. Therefore, the Company agreed to a one-time transitional income adjustment to compensate Mr. Hernandez for his loss of net income.
(4)	Due to Mr. Hernandez’s full-time relocation to Germany, lease payments for an apartment in Chile made on his behalf by the Company ceased as of December 31, 2006.
(5)	For purposes of calculating the 4.2% contribution made to individual 401(k) accounts, the IRS requires a limit to compensation of $220,000 for calendar year 2006. The Company paid the remainder of the 4.2% of pensionable earnings as additional compensation to all employees affected by the IRS limit.

Grants of Plan-Based Awards

The following table identifies potential earnings of the NEOs under the Incentive Plan for awards granted in fiscal 2006 and paid by the Company in fiscal 2007. See “2007 Executive Compensation Components—Performance-based incentive compensation.” The calculated amount pursuant to the Incentive Plan for adjusted EBITDA and operating cash flow for fiscal 2006 was $99,273,000 and $78,291,000, respectively. Therefore, Mr. Harness, who is a headquarters employee, received an award payment equal to 112% of the target bonuses. Mr. Mainz, who is also a headquarters employee, received a payment of $150,000, which exceeded 112% of the target but was approved by the Committee in recognition of his outstanding performance during the fiscal year. Mr. Seneri, Mr. Neely and Mr. Hernandez, who are business unit and/or regional employees, received award payments equal to 141%, 112% and 76% of the target bonus, respectively. All dollar amounts are rounded to the nearest dollar.

Name	Grant Date (1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
		Threshold ($)	Target ($) (1)	Maximum ($) (2)
Daniel W. Harness	April 1, 2005	20,000	200,004	—
Peter Mainz	April 1, 2005	9,625	96,250	—
Barry W. Seneri (3)	April 1, 2005	8,513	85,134	—
R. Douglas Neely	April 1, 2005	6,180	61,801	—
José Hernandez	April 1, 2005	7,567	75,672	—

(1)	Awards granted in April of fiscal 2006 and paid in June of fiscal 2007.
(2)	The maximum award is uncapped. Additional award payments for performance in excess of the target are pro rated at a rate equivalent to 150% for results at 110% of the target, 200% for results at 120% of the target and so on.
(3)	On March 9, 2007, the Company announced the departure of Mr. Seneri effective March 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

In March and December 2004, Mr. Harness, Mr. Mainz, Mr. Seneri, Mr. Neely and Mr. Hernandez were issued 200,000, 140,000, 100,000, 40,000 and 10,000 restricted Class B common shares of Bermuda 1, respectively, under the Restricted Share Plan. See “2007 Executive Compensation Components—Long-term incentive compensation.” The restricted Class B common shares are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. The following table provides information regarding the unvested portions of these grants as of March 31, 2007.

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Daniel W. Harness	80,000	800
Peter Mainz	56,000	560
Barry W. Seneri (2)	40,000	400
R. Douglas Neely	16,000	160
José Hernandez	4,000	40

(1)	The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to the par value thereof, or $.01 per share, due to the lack of a public market for Bermuda 1’s common shares, their illiquidity and their subordinated position within the capital structure of Bermuda 1.
(2)	On March 9, 2007, the Company announced the departure of Mr. Seneri effective March 31, 2007. Pursuant to his severance arrangement, Mr. Seneri will maintain ownership of the 60,000 Class B common shares of Bermuda 1 that vested prior to his departure and, assuming Mr. Seneri does not accept employment with a competitor of the Company, an additional 20,000 Class B common shares will vest in December 2007 and the remaining 20,000 Class B common shares will vest in December 2008. The 40,000 Class B common shares that are currently restricted would also vest upon the sale or change in control of the Company.

Option Exercises and Stock Vested

In March and December 2004, Mr. Harness, Mr. Mainz, Mr. Seneri, Mr. Neely and Mr. Hernandez were issued 200,000, 140,000, 100,000, 40,000 and 10,000 restricted Class B common shares of Bermuda 1, respectively, under the Restricted Share Plan. See “2007 Executive Compensation Components—Long-term incentive compensation.” The restricted Class B common shares are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. The following table provides information regarding the portions of these grants that vested during fiscal 2007.

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Daniel W. Harness	40,000	400
Peter Mainz	28,000	280
Barry W. Seneri (2)	20,000	200
R. Douglas Neely	8,000	80
José Hernandez	2,000	20

(1)	The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to the par value thereof, or $.01 per share, due to the lack of a public market for Bermuda 1’s common shares, their illiquidity and their subordinated position within the capital structure of Bermuda 1.
(2)	On March 9, 2007, the Company announced the departure of Mr. Seneri effective March 31, 2007.

Pension Benefits

The following table discloses the years of credited service and the actuarial present value of the accrued benefits during fiscal 2007 to Mr. Mainz and Mr. Hernandez under the Sensus German Management Pension Program. See “2007 Executive Compensation Components—Welfare and retirement benefits.” No other NEOs are entitled to receive pension benefits from the Company. On March 31, 2007, the exchange rate for the conversion of amounts denominated in euros to U.S. dollars was approximately €1.00/$1.34. All dollar amounts are rounded to the nearest dollar.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Peter Mainz	Sensus German Management Pension Program	8	270,393

José Hernandez (1)	Sensus German Management Pension Program	5	167,124

(1)	Mr. Hernandez’s years of credited service was bridged to reflect his correct years of services in the current fiscal year.

Nonqualified Deferred Compensation

The following table represents the aggregate balance of supplemental retirement benefits provided to Mr. Harness under the SERP as of March 31, 2007. See “2007 Executive Compensation Components—Nonqualified deferred compensation.” No other NEOs are entitled to receive nonqualified deferred compensation from the Company.

Name	Aggregate Balance at Last Fiscal Year-End ($)
Daniel W. Harness	120,000

Potential Payments Upon Termination or Change-in-Control

The following is a discussion of the potential payments and benefits required for each named executive officer in the event of termination and upon a change in control of the Company.

Daniel W. Harness

The Company’s employment agreement with Mr. Harness provides that, upon termination of employment, Mr. Harness will be entitled to receive the sum of his unpaid accrued base salary through the date of termination, any unpaid travel expenses, any unpaid accrued vacation and any amount arising from his participation in, or benefits under, any of our employee benefits plans, programs or arrangements. In addition, upon termination of employment by mutual agreement, due to Mr. Harness’s death or disability or by Mr. Harness for good reason, Mr. Harness will be entitled to an amount equal to his annual base salary for 12 months; provided that if the termination occurs after a change in control of the Company, Mr. Harness will be entitled to an amount equal to his stated annual base salary for 24 months. Upon termination of employment by the Company without cause, including the non-renewal of the term by the Company, Mr. Harness will be entitled to an amount equal to his stated annual base salary for 12 months or for the duration of the term, whichever is longer; provided that if the termination occurs after a change in control of the Company, Mr. Harness will be entitled to an amount equal to his stated annual base salary for 24 months or for the duration of the term, whichever is longer. Upon termination of employment by the Company for cause or material breach or by Mr. Harness without good reason, including the non-renewal of the term by Mr. Harness or the Company, no additional amounts will be owed by the Company to Mr. Harness under his employment agreement.

During the severance period, Mr. Harness will also be entitled to continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. In addition, any restricted shares owned by Mr. Harness pursuant to the Restricted Share Plan maintained by Bermuda 1 will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. As of March 31, 2007, Mr. Harness held 80,000 restricted Class B common shares of Bermuda 1 that were awarded under the Restricted Share Plan. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to the par value thereof, or $.01 per share, due to the lack of a public market for Bermuda 1’s common shares, their illiquidity and their subordinated position within the capital structure of Bermuda 1. See “2007 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

Lastly, Mr. Harness’s benefits under the SERP will be distributed upon his death or retirement in accordance with the terms and conditions of the SERP, unless the Company is acquired, merges or undergoes a change in control before that time. In such a case, all accrued benefits under the SERP will be distributed to Mr. Harness in a lump-sum payment within 60 days of the triggering event. As of March 31, 2007, the aggregate balance of supplemental retirement benefits provided to Mr. Harness under the SERP was $120,000. See “2007 Executive Compensation Components—Nonqualified deferred compensation” and “Nonqualified Deferred Compensation.”

The following table quantifies amounts that would have been payable to Mr. Harness in the event of termination and upon a change in control of the Company, assuming the event occurred on March 31, 2007 and that the Company was not entitled to offset any such payments to Mr. Harness against any base and bonus compensation earned by Mr. Harness through alternate employment. All dollar amounts are rounded to the nearest dollar.

Termination Event	Payment ($) (1)
Mutual Agreement, Death/Disability, by Executive for Good Reason or by the Company Without Cause	445,000
Mutual Agreement, Death/Disability, by Executive for Good Reason or by the Company Without Cause after a Change in Control	890,000
By the Company for Cause/Material Breach or by the Executive Without Good Reason	—

(1)	For other payments and benefits to be received by Mr. Harness upon a change in control of the Company and in the event of his retirement or death, see “Outstanding Equity Awards at Fiscal Year-End” and “Nonqualified Deferred Compensation.”

Mr. Harness is subject to certain restrictive covenants in his employment agreement and restricted share agreement. These include obligations not to compete with us and not to solicit our employees, customers or others that have business relationships with the Company for two years following termination of his employment; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates.

Peter Mainz

The Company’s employment agreement with Mr. Mainz provides that, upon termination of employment, Mr. Mainz will be entitled to receive the sum of his unpaid accrued base salary through the date of termination, any unpaid travel expenses, any unpaid accrued vacation and any amount arising from his participation in, or benefits under, any of our employee benefits plans, programs or arrangements. In addition, upon termination of employment by mutual agreement, due to Mr. Mainz’s death or disability or by Mr. Mainz for good reason, Mr. Mainz will be entitled to an amount equal to his annual base salary for 12 months; provided that if the termination occurs after a change in control of the Company, Mr. Mainz will be entitled to an amount equal to his stated annual base salary for 24 months. Upon termination of employment by the Company without cause, including the non-renewal of the term by the Company, Mr. Mainz will be entitled to an amount equal to his stated annual base salary for 12 months or for the duration of the term, whichever is longer; provided that if the termination occurs after a change in control of the Company, Mr. Mainz will be entitled to an amount equal to his stated annual base salary for 24 months or for the duration of the term, whichever is longer. Further, if Mr. Mainz decides to return to Germany following a termination of his employment by mutual agreement, due to Mr. Mainz’s disability, by Mr. Mainz for good reason or by the Company without cause, including the non-renewal of the term by the Company, the Company will be obligated to pay or reimburse Mr. Mainz for certain costs reasonably incurred by him relating to his repatriation to Europe, including lease breakage costs and moving expenses, in an amount up to $40,000 (the “Repatriation Expenses”). Upon termination of employment by the Company for cause or material breach or by Mr. Mainz without good reason, including the non-renewal of the term by Mr. Mainz or the Company, no additional amounts will be owed by the Company to Mr. Mainz under his employment agreement.

During the severance period, Mr. Mainz will also be entitled to continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. In addition, any restricted shares owned by Mr. Mainz pursuant to the Restricted Share Plan maintained by Bermuda 1 will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. As of March 31, 2007, Mr. Mainz held 56,000 restricted Class B common shares of Bermuda 1 that were awarded under the Restricted Share Plan. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to the par value thereof, or $.01 per share, due to the lack of a public market for Bermuda 1’s common shares, their illiquidity and their subordinated position within the capital structure of Bermuda 1. See “2007 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

Lastly, upon retirement, Mr. Mainz will be entitled to his accrued pension benefit pursuant to eligibility under German law. At March 31, 2007, the actuarial present value of Mr. Mainz’s accrued benefit was $270,393 using an exchange rate for the conversion of euros to U.S. dollars of €1.00/$1.34. See “2007 Executive Compensation Components—Welfare and retirement benefits” and “Pension Benefits.”

The following table quantifies amounts that would have been payable to Mr. Mainz in the event of termination and upon a change in control of the Company, assuming the event occurred on March 31, 2007; that Mr. Mainz returned to Europe following the termination of his employment and the Repatriation Expenses equaled $40,000; and that the Company was not entitled to offset any such payments to Mr. Mainz against any base and bonus compensation earned by Mr. Mainz through alternate employment. All dollar amounts are rounded to the nearest dollar and, where applicable, have been converted from euros to U.S. dollars using an average exchange rate of €1.00/$1.28.

Termination Event	Payment ($) (1)
Mutual Agreement, Death/Disability or by Executive for Good Reason	365,000	(2)
Mutual Agreement Death/Disability or by Executive for Good Reason after a Change in Control	690,000	(2)
By the Company Without Cause	325,000
By the Company Without Cause after a Change in Control	650,000
By the Company for Cause/Material Breach or by the Executive Without Good Reason	—

(1)	For other payments and benefits to be received by Mr. Mainz upon a change in control of the Company and in the event of his retirement, see “Outstanding Equity Awards at Fiscal Year-End” and “Pension Benefits.”
(2)	An amount of $40,000 has been added to this payment with respect the Repatriation Expenses. The Company will not owe this amount in the event Mr. Mainz’s employment is terminated due to his death.

Mr. Mainz is subject to certain restrictive covenants in his employment agreement and restricted share agreement. These include obligations not to compete with us and not to solicit our employees, customers or others that have business relationships with the Company for two years following termination of his employment; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates.

Barry W. Seneri

On March 9, 2007, the Company announced the departure of Mr. Seneri effective March 31, 2007. On April 2, 2007, the Company finalized the terms and conditions of Mr. Seneri’s severance arrangement. Mr. Seneri’s severance arrangement consisted of: a) ten months of severance compensation, totaling $208,340; b) use of a Company-leased vehicle throughout the ten-month severance period, totaling $5,833; c) premiums for medical, dental and vision insurance benefits throughout the ten-month severance period, totaling $7,363; d) professional out placement services, totaling $5,000; and e) ownership of a laptop computer with an estimated value of $3,354. These amounts will be paid over the severance period of ten months.

In addition, pursuant to his severance arrangement, Mr. Seneri will maintain ownership of the 60,000 Class B common shares of Bermuda 1 that vested prior to his departure under the Restricted Share Plan maintained by Bermuda 1 and, assuming Mr. Seneri does not accept employment with a competitor of the Company, an additional 20,000 Class B common shares will vest in December 2007 and the remaining 20,000 Class B common shares will vest in December 2008. The 40,000 Class B common shares that are currently restricted would also vest upon the sale or change in control of Bermuda 1. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to the par value thereof, or $.01 per share, due to the lack of a public market for Bermuda 1’s common shares, their illiquidity and their subordinated position within the capital structure of Bermuda 1. See “2007 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

Mr. Seneri is subject to certain restrictions in his severance agreement, including covenants not to sue the Company for pre-existing claims; not to make any defamatory or disparaging statements about the Company or its management, employees or practices; and not to disclose the Company’s confidential and proprietary information. In addition, Mr. Seneri is subject to certain restrictive covenants under the terms of the restricted share agreement while he maintains ownership of his restricted shares. These include obligations not to compete with us and not to solicit our employees, customers or others that have business relationships with the Company; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates.

R. Douglas Neely

Mr. Neely does not have a written employment agreement with the Company. If Mr. Neely’s employment with the Company was terminated in circumstances covered by the Severance Policy, he would be entitled to 26 weeks of base salary payments, which is the standard severance package under the Severance Policy, based on his time of service, available to all of our salaried employees. See “2007 Executive Compensation Components—Severance compensation.” Mr. Neely’s annual base salary for fiscal 2007 was $234,078. Therefore, in the event his employment with the Company was terminated in circumstances covered by the Severance Policy as of March 31, 2007, Mr. Neely would have been entitled to severance compensation in the amount of $117,039 under the Severance Policy. In addition, certain insurance benefits such as medical, dental and vision coverage may continue during the severance period, as long as subsidized employee premiums are paid by Mr. Neely. The insurance premiums paid by the Company over the severance period would approximate $6,614.

Lastly, any restricted shares owned by Mr. Neely pursuant to the Restricted Share Plan maintained by Bermuda 1 will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. As of March 31, 2007, Mr. Neely held 16,000 restricted Class B common shares of Bermuda 1 that were awarded under the Restricted Share Plan. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to the par value thereof, or $.01 per share, due to the lack of a public market for

Bermuda 1’s common shares, their illiquidity and their subordinated position within the capital structure of Bermuda 1. See “2007 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

Mr. Neely is subject to certain restrictive covenants pursuant to his restricted share agreement. These include an obligation not to compete with us for two years following termination of his employment; an undertaking not to solicit our employees, customers or others that have business relationships with the Company; a commitment to maintain the secrecy of our confidential and proprietary information; and a covenant not to make any false, defamatory or disparaging statements about the Company or its affiliates.

José Hernandez

The Company’s employment agreement with Mr. Hernandez provides that, upon his termination due to an inability to work because of illness, Mr. Hernandez will receive his full compensation for a period of six weeks. For a period of 72 weeks thereafter, Mr. Hernandez is entitled to receive 90% of his net salary less any amounts received pursuant to the insurance policy described below. In the event of Mr. Hernandez’s death, the Company is obligated to pay Mr. Hernandez’s salary for the remainder of the month and for four further months to his widow. In addition, Mr. Hernandez is the beneficiary of certain accidental death and disability insurance policies maintained by the Company under the terms of his employment agreement. These policies provide coverages in the amounts of $92,160 for accidental death and $184,320 for disability, based on the average exchange rate of euros to U.S. dollars for fiscal 2007, which was approximately €1.00/$1.28.

Further, any restricted shares owned by Mr. Hernandez pursuant to the Restricted Share Plan maintained by Bermuda 1 will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. As of March 31, 2007, Mr. Hernandez held 4,000 restricted Class B common shares of Bermuda 1 that were awarded under the Restricted Share Plan. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to the par value thereof, or $.01 per share, due to the lack of a public market for Bermuda 1’s common shares, their illiquidity and their subordinated position within the capital structure of Bermuda 1. See “2007 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

Lastly, upon retirement, Mr. Hernandez will be entitled to his accrued pension benefit pursuant to eligibility under German law. At March 31, 2007, the actuarial present value of Mr. Hernandez’s accrued benefit was $167,124 using an exchange rate for the conversion of euros to U.S. dollars of €1.00/$1.34. See “2007 Executive Compensation Components—Welfare and retirement benefits” and “Pension Benefits.”

The following table quantifies amounts that would have been payable to Mr. Hernandez upon his termination, assuming the event occurred on March 31, 2007 and that Mr. Hernandez received the entire benefit of the insurance policies discussed above. All dollar amounts are rounded to the nearest dollar and, where applicable, have been converted from euros to U.S. dollars using an average exchange rate of €1.00/$1.28.

Termination Event	Payment ($) (1)
Illness/Disability	422,627
Accidental Death/Death	195,628

(1)	For other payments and benefits to be received by Mr. Hernandez upon change in control of the Company and in the event of his retirement, see “Outstanding Equity Awards at Fiscal Year-End” and “Pension Benefits.”

Mr. Hernandez is subject to certain restrictive covenants in his employment agreement and restricted share agreement. These include an obligation not to compete with us for two years following termination of his employment; an undertaking not to solicit our employees, customers or others that have business relationships with the Company; a commitment to maintain the secrecy of our confidential and proprietary information; and a covenant not to make any false, defamatory or disparaging statements about the Company or its affiliates.

Director Compensation

To the extent that directors are employed either by the Company, The Jordan Company, L.P. or GS Capital Partners or their respective affiliates, or otherwise serve as paid consultants to the Company, they will not be separately compensated for their service as directors. Directors who are not employed by the Company, The Jordan Company, L.P. or GS Capital Partners or their respective affiliates, and who do not otherwise serve as paid consultants to the Company (the “Outside Directors”), receive compensation for their services. Each Outside Director receives a fee of $7,500 per board meeting attended. The following table summarizes the director compensation for fiscal 2007 for our Outside Directors.

Name	Fees Earned or Paid in Cash ($)	Total ($)
J. Jack Watson	30,000	30,000
Bryan Kelln	30,000	30,000
H. Russel Lemcke	30,000	30,000

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Thomas H. Quinn, Jonathan F. Boucher, Gerald J. Cardinale and H. Russel Lemcke. Mr. Boucher serves as an unpaid, nominal Vice President of the Company. In addition, Messrs. Boucher and Quinn are Members and Managing Principals of The Jordan Company, L.P. and Mr. Cardinale is a Managing Director of the Principal Investment Area of Goldman, Sachs & Co.

The Jordan Company, L.P. provides certain advisory and consulting services to the Company pursuant to a management services agreement. For fiscal 2007, 2006 and 2005, fees paid to The Jordan Company, L.P. under this agreement were $2.6 million, $2.3 million and $2.1 million, respectively. One third of these fees were paid to GS Capital Partners, which is an affiliate of Goldman, Sachs & Co. The Jordan Company, L.P. and/or its affiliates also received a one-time transaction fee from the Company of $13.0 million upon consummation of the acquisition of Invensys Metering Systems, approximately $2.7 million of which was paid to Goldman, Sachs & Co. and/or its affiliates, and a fee of $1.5 million to The Jordan Company, L.P. for advisory and consulting services related to the acquisition of AMDS. In addition, Jordan Industries, Inc., a subsidiary of The Jordan Company, L.P., performs certain administrative services for the Company. The Company incurred expenses of $0.2 million, $0.2 million and $0.1 million with respect to these services in fiscal 2007, 2006 and 2005, respectively. Lastly, during fiscal 2007, the Company paid to Goldman, Sachs & Co. an arrangement fee of $0.2 million in connection with its second amendment to the Credit Agreement on May 12, 2006. Additionally, during fiscal 2005, the Company paid an arrangement fee of $0.2 million to Goldman, Sachs & Co. in connection with its first amendment to the Credit Agreement on October 14, 2004. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of the issued and outstanding voting equity interests of Sensus Metering Systems, Inc. are owned by Sensus Metering Systems (Bermuda 2) Ltd. Sensus Metering Systems (Bermuda 2) Ltd. is in turn owned entirely by Sensus Metering Systems (Bermuda 1) Ltd., our ultimate parent. The following table sets forth certain information with respect to the beneficial ownership of the Class A common shares, the Class B common shares and the Series B convertible preferred shares of Sensus Metering Systems (Bermuda 1) Ltd. as of March 31, 2006 by a) each person or group known to us who beneficially owns more than five percent of each such class of voting equity interests of Sensus Metering Systems (Bermuda 1) Ltd., b) each of our directors and named executive officers and c) all of our directors and executive officers as a group:

	Class A Common Shares			Class B Common Shares		Series B Convertible Preferred Shares
Name of Beneficial Owner	Number of Shares Beneficially Owned		% of Class	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned		% of Class
The Resolute Fund L.P. (1)	26,344,666.60		65.9%	—	—	27,106		49.3%
Jonathan F. Boucher (1)	—		—	—	—	—		—
John W. Jordan II (1)	—		—	—	—	—		—
David W. Zalaznick (1)	—		—	—	—	—		—
Thomas H. Quinn (1)	—		—	—	—	—		—
The Goldman Sachs Group Inc. (2)	13,172,333.40	(3)	33.0%	—	—	27,106	(4)	49.3%
Gerald J. Cardinale (2),(3),(4)	—		—	—	—	—		—
Nicole V. Agnew (2)	—		—	—	—	—		—
Daniel W. Harness (5)	45,000		*	200,000	19.3%	90		*
Peter Mainz (5)	25,000		*	140,000	13.5%	50		*
Barry W. Seneri (5),(6)	30,000		*	100,000	9.6%	75		*
R. Douglas Neely (5)	10,000		*	40,000	3.9%	20		*
José Hernandez (5)	—		—	10,000	1.0%	—		—
Bryan Kelln (7)	30,000		*	45,000	4.3%	50		*
J. Jack Watson (8)	50,000		*	30,000	2.9%	70		*
H. Russel Lemcke (9)	50,000		*	30,000	2.9%	100		*
All Executive Officers and Directors as a Group	250,000		*	635,000	61.2%	469		*

*	Indicates less than 1%.
(1)

Certain affiliated funds of The Resolute Fund are managed by The Jordan Company, L.P. The Jordan Company, L.P. exercises investment discretion and control over the shares held by The Resolute Fund. Certain of our directors are also members of management of The Jordan Company, L.P. Each of Messrs. Boucher, Jordan, Zalaznick and Quinn may be deemed to share voting and investment power over the shares owned by The Resolute Fund as a result of their position with The Jordan Company, L.P. Each such individual disclaims beneficial ownership of the shares owned by The Resolute Fund. The address for The Jordan Company, L.P. and Messrs. Boucher, Jordan and Zalaznick is 767 Fifth Avenue, 48th Floor, New York, New York 10153. The address for Messr. Quinn is Arbor Lake Center, Suite 5500, 1751 Lake-Cook Road, Deerfield, Illinois 60015.

(2)	The address for this beneficial owner is 85 Broad Street, 10th Floor, New York, New York 10004.
(3)	Represents 13,172,333.40 shares of Class A common stock owned by investment partnerships, of which affiliates of The Goldman Sachs Group, Inc. (“GS Group”) and Goldman, Sachs & Co. (“GS & Co.”), a direct and indirect wholly owned subsidiary of GS Group, are the general partner or managing general partner. The investment partnerships and their respective beneficial ownership of shares of Class A common stock are: (a) GS Capital Partners 2000, L.P. (7,057,380.56 shares); (b) GS Capital Partners 2000 Offshore, L.P. (2,564,379.74 shares); (c) GS Capital Partners 2000 GmbH & Co. Beteiligungs KG (294,982.25 shares); (d) GS Capital Partners 2000 Employee Fund, L.P. (2,242,334.43 shares); and (e) Goldman Sachs Direct Investment Fund 2000, L.P. (1,013,256.42 shares). GS & Co. is the investment manager of certain of the investment partnerships. Each of GS Group and GS & Co. disclaims beneficial ownership of the shares of Class A common stock owned by such investment partnerships to the extent attributable to partnership interests therein held by persons other than GS Group and its affiliates. Each of such investment partnerships shares voting and investment power with certain of its respective affiliates. Mr. Cardinale is a Managing Director of the Principal Investment Area of Goldman, Sachs & Co. Goldman, Sachs & Co. is an affiliate of GS Capital Partners 2000, L.P. Mr. Cardinale may be deemed to share voting and investment power over the shares owned by GS Capital Partners 2000, L.P. and its affiliates and therefore to beneficially own such shares. Mr. Cardinale disclaims beneficial ownership of the shares owned by GS Capital Partners 2000, L.P. and its affiliates, except to the extent, if any, of his pecuniary interest in those shares.

(4)	Represents 27,106 shares of Series B convertible preferred, of which affiliates of GS Group and GS & Co., a direct and indirect wholly owned subsidiary of GS Group, are the general partner or managing general partner. The investment partnerships and their respective beneficial ownership of Series B convertible preferred shares are: (a) GS Capital Partners 2000, L.P. (14,523 shares); (b) GS Capital Partners 2000 Offshore, L.P. (5,277 shares); (c) GS Capital Partners 2000 GmbH & Co. Beteiligungs KG (607 shares); (d) GS Capital Partners 2000 Employee Fund, L.P. (4,614 shares); and (e) Goldman Sachs Direct Investment Fund 2000, L.P. (2,085 shares). GS & Co. is the investment manager of certain of the investment partnerships. Each of GS Group and GS & Co. disclaims beneficial ownership of the shares of Series B convertible preferred owned by such investment partnerships to the extent attributable to partnership interests therein held by persons other than GS Group and its affiliates. Each of such investment partnerships shares voting and investment power with certain of its respective affiliates. Mr. Cardinale is a Managing Director of the Principal Investment Area of Goldman, Sachs & Co. Goldman, Sachs & Co. is an affiliate of GS Capital Partners 2000, L.P. Mr. Cardinale may be deemed to share voting and investment power over the shares owned by GS Capital Partners 2000, L.P. and its affiliates and therefore to beneficially own such shares. Mr. Cardinale disclaims beneficial ownership of the shares owned by GS Capital Partners 2000, L.P. and its affiliates, except to the extent, if any, of his pecuniary interest in those shares.
(5)	The address for this beneficial owner is 8601 Six Forks Road, Suite 300, Raleigh, North Carolina 27615.
(6)	On March 9, 2007, the Company announced the departure of Mr. Seneri effective March 31, 2007.
(7)	The address of this beneficial owner is 50 Kennedy Plaza, Providence, Rhode Island 02903.
(8)	The address of this beneficial owner is 1890 Jelinda Drive, Montecito, California 93108.
(9)	Mr. Lemcke beneficially owns the 50,000 Class A common shares through the Russel Lemcke 2004 Irrevocable Trust. The address of this beneficial owner is 767 Fifth Avenue, 48th Floor, New York, New York 10153.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement

In connection with the acquisition of Invensys Metering Systems, we entered into a management services agreement with The Jordan Company, L.P. for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, the Company agreed to pay a fee equal to the greater of $2.0 million per year or 2.5% of EBITDA thereafter, plus out-of-pocket expenses. For fiscal 2007, 2006 and 2005, fees paid to The Jordan Company, L.P. were $2.6 million, $2.3 million and $2.1 million, respectively. This agreement will remain in effect until December 2013. One-third of these fees will be paid to GS Capital Partners and/or its affiliates. The Jordan Company, L.P. and/or its affiliates received a one-time transaction fee of $13.0 million upon consummation of the acquisition of Invensys Metering Systems, approximately $2.7 million of which was paid to Goldman, Sachs & Co. and/or its affiliates. Additionally, a fee of $1.5 million was paid to The Jordan Company, L.P. for advisory and consulting services related to the acquisition of AMDS.

Transactions with Affiliates

During fiscal 2007, the Company paid to Goldman, Sachs & Co. an arrangement fee of $0.2 million in connection with its second amendment to the Credit Agreement on May 12, 2006. Additionally, during fiscal 2005, the Company paid an arrangement fee of $0.2 million to Goldman, Sachs & Co. in connection with its first amendment to the Credit Agreement on October 14, 2004.

During fiscal 2007, 2006 and 2005, the Company obtained administrative services from Jordan Industries, Inc., a subsidiary of The Jordan Company, L.P. These services were primarily for assistance in securing low-cost supply alternatives in China. Expenses of $0.2 million, $0.2 million and $0.1 million were incurred for the services in fiscal 2007, 2006 and 2005, respectively.

On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Runlin. During fiscal 2006, our joint venture partner, Runlin, loaned the joint venture approximately $0.4 million. In addition, the Company’s Rongtai joint venture paid approximately $0.2 million and $0.2 million in fiscal 2007 and 2006, respectively, of annual rent to Runlin for use of offices and dormitories.

In December 2004, the Company formed a joint venture in Algeria with a former producer and a customer. The joint venture customer partner, ADE, owns 15% of the joint venture. Sales to ADE in fiscal 2007, 2006 and 2005 were approximately $6.2 million or 67%, $4.9 million or 71% and $0.8 million or 55%, respectively, of total sales in Algeria. Terms of these sales to ADE are unchanged from the arrangement prior to the formulation of the joint venture.

Related Party Transaction Policy

Although the Company does not have a specific policy regarding related party transactions, the Company has adopted a code of ethics that applies to its officers. This code of ethics is required to be signed on an annual basis by all officers of the Company and states that each officer will act with honesty and integrity and will adhere to a high standard of ethical conduct, avoiding actual or apparent conflicts of interest in personal and professional relationships. Also, each officer is required by the code of ethics to report any material transaction or relationship that could be expected to give rise to such conflicts. We hereby undertake to provide to any person without charge, upon request, a copy of such code of ethics, provided that such request is sent in writing to Colin Flannery, Sensus Metering Systems Inc., 8601 Six Forks Road, Suite 300, Raleigh, North Carolina 27615.

Director Independence

The Company’s securities are not listed on any national securities exchange or an automated inter-dealer quotation system. As a result, we are not required to have independent directors as members of our Board of Directors. The Board of Directors has determined that certain of our directors would qualify as independent directors under Nasdaq listing standards. In general, these guidelines provide that an individual will be deemed to be independent if he or she is not an executive officer or employee of the Company or any other person having a relationship, which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. These guidelines provide that a director is not independent if:

•	The director is, or has been within the last three years, employed by the Company.

•

The director has received, or has a family member who has received, during any twelve month period within the last three years, more than $100,000 from the Company other than director and committee fees, compensation paid to a family member who is an employee (other than an executive officer) of the Company or benefits under a tax-qualified retirement plan, or non-discretionary compensation.

•	The director has a family member who is, or at any time during the past three years was, employed by the Company as an executive officer.

•

The director is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than payments arising from investments in the Company’s securities or payments under non-discretionary charitable contribution matching programs.

•

The director is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of the other entity.

•

The director is, or has a family member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

Direct or indirect ownership of even a significant amount of the common stock of the Company or our parent, Bermuda 1, by a director who is otherwise independent as a result of the application of the foregoing standards will not, by itself, bar an independence finding as a director.

The Board of Directors has reviewed the independence of our non-employee directors and determined that Messrs. Kelln, Watson and Lemcke are independent under the foregoing guidelines. In making this determination, the Board of Directors considered the related-party transactions discussed above. In addition, the Board of Directors has determined that Mr. Watson satisfies the heightened independence standards for audit committee members under Rule 10A-3(b)(1) of the Exchange Act, as required by Nasdaq Rule 4350(d).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for audit and other services provided by Ernst & Young LLP for the years ended March 31, 2007 and 2006 (in millions):

	March 31, 2007	March 31, 2006
Audit (1)	$1.5	$1.4
Audit related (2)	—	—
Tax	0.1	0.1
All other fees	—	—

Total	$1.6	$1.5

(1)	Audit fees consist of fees for services provided in connection with the audit of our financial statements, services rendered in connection with our registration statements filed with the SEC, statutory audits, the delivery of related consents and reviews of our quarterly financial statements.
(2)	Audit-related fees consist of assurance and related services reasonably related to the audit or review of our financial statements, but not otherwise disclosed above under “Audit” fees.

The Audit Committee reviewed the audit services rendered by Ernst & Young LLP and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are approved in advance by the Audit Committee to assure that such services do not impair the auditors’ independence from us. The Audit Committee pre-approved all audit and non-audit services provided by Ernst & Young LLP for the years ended March 31, 2007 and 2006.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements filed as part of this report are included in Part II, Item 8, “Financial Statements and Supplementary Data” in this 2007 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” Consolidated Statements of Operations,” “Consolidated Statements of Stockholder’s Equity” and “Consolidated Statements of Cash Flows.” Financial statement schedules are omitted because the information required in these schedules is included in the “Notes to Consolidated Financial Statements.”

(b) A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sensus Metering Systems (Bermuda 2) Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on May 15, 2007.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

By:	/s/ Daniel W. Harness
Daniel W. Harness Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sensus Metering Systems (Bermuda 2) Ltd. and in the capacities indicated on May 15, 2007.

Name	Positions

/s/ Daniel W. Harness Daniel W. Harness	Director, Chief Executive Officer & President (Principal Executive Officer)

/s/ Peter Mainz Peter Mainz	Executive Vice President, Operations & Chief Financial Officer (Principal Financial Officer)

/s/ Thomas D’Orazio Thomas D’Orazio	Senior Vice President, Finance (Principal Accounting Officer)

/s/ Jonathan F. Boucher Jonathan F. Boucher	Director and Vice President

/s/ John W. Jordan II John W. Jordan II	Director

/s/ David W. Zalaznick David W. Zalaznick	Director

/s/ Thomas H. Quinn Thomas H. Quinn	Director

/s/ Gerald J. Cardinale Gerald J. Cardinale	Director

/s/ Bryan Kelln Bryan Kelln	Director

/s/ J. Jack Watson J. Jack Watson	Director

/s/ H. Russel Lemcke H. Russel Lemcke	Director

/s/ Nicole V. Agnew Nicole V. Agnew	Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sensus Metering Systems Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on May 15, 2007.

SENSUS METERING SYSTEMS INC.

By:	/s/ Daniel W. Harness
Daniel W. Harness Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sensus Metering Systems Inc. and in the capacities indicated on May 15, 2007.

Name	Positions

/s/ Daniel W. Harness Daniel W. Harness	Director, Chief Executive Officer & President (Principal Executive Officer)

/s/ Peter Mainz Peter Mainz	Executive Vice President, Operations & Chief Financial Officer (Principal Financial Officer)

/s/ Thomas D’Orazio Thomas D’Orazio	Senior Vice President, Finance (Principal Accounting Officer)

/s/ Jonathan F. Boucher Jonathan F. Boucher	Director and Vice President

/s/ John W. Jordan II John W. Jordan II	Director

/s/ David W. Zalaznick David W. Zalaznick	Director

/s/ Thomas H. Quinn Thomas H. Quinn	Director

/s/ Gerald J. Cardinale Gerald J. Cardinale	Director

/s/ Bryan Kelln Bryan Kelln	Director

/s/ J. Jack Watson J. Jack Watson	Director

/s/ H. Russel Lemcke H. Russel Lemcke	Director

/s/ Nicole V. Agnew Nicole V. Agnew	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.2	By-Laws of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on March 16, 2004).

3.3	Memorandum of Association of Company Limited by Shares of Sensus Metering Systems (Bermuda 2) Ltd, (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 filed on March 16, 2004).

3.4	Certificate of Incorporation of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 filed on March 16, 2004).

3.5	Bye-Laws of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

4.1	Indenture, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., the Subsidiary Guarantors defined therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed on March 16, 2004).

4.2	Form of Senior Subordinated Note due 2013 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 filed on March 16, 2004).

4.3	Registration Rights Agreement, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., M&FC Holding LLC, Invensys Metering Headquarters Corporation, Smith-Blair Inc., Invensys Metering Systems—North America Inc., Invensys Precision Die Casting Inc., Sensus Metering Systems IP Holdings, Inc. and Credit Suisse First Boston Corporation and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed on March 16, 2004).

10.1	Credit Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.A.R.L., Sensus Metering Systems (Bermuda 2) Ltd., the lenders party thereto, Credit Suisse First Boston Corporation, as Administrative Agent, Credit Suisse First Boston Corporation and Goldman Sachs Credit Partners L.P., as Joint Bookrunners and Joint Lead Arrangers, Goldman Sachs Credit Partners L.P., as Syndication Agent and National City Bank, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.2	U.S. Guarantee and Collateral Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., the Subsidiaries of Sensus Metering Systems Inc. identified therein, and Credit Suisse First Boston, as U.S. Collateral Agent (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 filed on March 16, 2004).

Exhibit No.	Description
10.3	European Guarantee Agreement, dated as of December 17, 2003, among Sensus Metering Systems (Luxco 2) S.AR.L,, Sensus Metering Systems (Bermuda 3) Ltd., Sensus Metering Systems (Luxco 1) S.AR.L., the Subsidiaries of Sensus Metering Systems (Luxco 2) S.AR.L. identified therein, and Credit Suisse First Boston, as European Collateral Agent (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 filed on March 16, 2004).

10.4	Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems (Luxco 3) S.AR.L. and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Sensus Metering Systems France Holdings (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 filed on March 16, 2004).

10.5	Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems France Holdings and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Financiere Pollux (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 filed on March 16, 2004).

10.6	Pledge Agreement, dated December 17, 2003, among Financiere Pollux and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Invensys Metering Systems SAS (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 filed on March 16, 2004).

10.7	Shareholders Agreement, dated as of December 17, 2003, by and among Sensus Metering Systems (Bermuda 1) Ltd., The Resolute SIE, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L,P,, The Resolute Fund Singapore PV, L.P., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., and Goldman Sachs Direct Investment Fund 2000, L.P. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 filed on March 16, 2004).

10.8	Management Subscription and Shareholders Agreement, dated March 5, 2004, by and among Sensus Metering Systems (Bermuda I) Ltd. and the persons named therein (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 filed on March 16, 2004).

10.9*	Employment and Non-Interference Agreement, dated December 17, 2003, by and between Dan Harness and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 filed on March 16, 2004).

10.10*	Employment and Non-Interference Agreement, dated December 17, 2003, by and between Peter Mainz and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 filed on March 16, 2004).

10.11*	Restricted Share Plan of Sensus Metering Systems (Bermuda 1) Ltd. (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 filed on March 16, 2004).

10.12*	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 filed on March 16, 2004).

10.13	Consultant Subscription and Shareholder Agreement, dated March 5, 2004, by and among Sensus Metering Systems (Bermuda 1) Ltd. and the person named therein (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 filed on March 16, 2004).

10.14	The Jordan Company, L.P. Management Consulting Agreement, dated December 17, 2003, by and among The Jordan Company, L.P,, Sensus Metering Systems Inc. and its direct and indirect subsidiaries party thereto (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 filed on March 16, 2004).

Exhibit No.	Description
10.15	Letter Agreement, dated December 17, 2003, among The Jordan Company, L.P., Sensus Metering Systems Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 filed on March 16, 2004).

10.16	Non-Competition Agreement, dated December 17, 2003, by and between Invensys plc and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 filed on March 16, 2004).

10.17	Purchase Agreement, dated December 11, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd. and the Purchasers named therein (incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.18	Stock Purchase Agreement, dated October 21, 2003, by and among the sellers identified therein, Invensys plc and IMS Meters Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.19	Amendment No. 1 to Stock Purchase Agreement, dated December 17, 2003 (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4 filed on March 16, 2004).

10.20	Amendment No. 1 to the Credit Agreement, dated October 14, 2004, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 2) Ltd., the Lenders and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2004 (filed on October 18, 2004)).

10.21	Amendment No. 2 and Agreement to the Credit Agreement, dated May 12, 2006, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 2) Ltd., the Lenders and Credit Suisse (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2006 (filed on May 17, 2006)).

10.22*	Management Incentive Plan of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

10.23	Asset Purchase Agreement, date June 2, 2006, by and between Sensus Metering Systems Inc. and Advanced Metering Data Systems, L.L.C. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

10.24*	Contract of Employment for Signing Managers, effective December 1, 2004, between IMS Holdings GMBH and José Hernandez.

10.25*	Separation Agreement, Waiver and General Release, dated March 16, 2007, by and between Sensus Metering Systems Inc. and Barry Seneri.

10.26*	Sensus Metering Systems Inc. Nonqualified Supplemental Retirement Plan FBO Dan Harness.

10.27*	Joinder Agreement to the Master Plan, dated December 20, 2005, between Sensus Metering Systems Inc. and Dan Harness.

10.28*	North America Executive Employee Company Vehicle Policy of Sensus Metering Systems Inc.

21.1	Subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule I5d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contracts and compensation plans.