Form 10-Q
period 2007-06-30
SENSUS METERING SYSTEMS BERMUDA 2 LTD; SENSUS METERING SYSTEMS INC
filed 2007-07-26
CIK 1281226, 1281223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 25, 2007, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd., and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	June 30, 2007	March 31, 2007
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$22.8	$34.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $2.1 and $1.8 at June 30, 2007 and March 31, 2007, respectively	99.2	98.3
Other	2.5	1.4
Inventories, net	63.7	63.6
Prepayments and other current assets	12.4	11.5
Deferred income taxes	6.4	6.4

Total current assets	207.0	216.1
Property, plant and equipment, net	135.7	134.3
Intangible assets, net	215.7	220.9
Goodwill	370.5	370.2
Deferred income taxes	8.8	9.2
Other long-term assets	22.5	22.5

Total assets	$960.2	$973.2

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$59.9	$64.1
Accruals and other current liabilities	53.7	61.4
Short-term borrowings	13.2	3.9
Income taxes payable	—	1.3
Restructuring accruals	2.6	3.7

Total current liabilities	129.4	134.4
Long-term debt, less current portion	463.6	471.6
Pensions	47.3	46.5
Deferred income taxes	73.7	73.2
Other long-term liabilities	13.5	12.9
Minority interest	8.8	8.1

Total liabilities	736.3	746.7
Commitments and Contingencies (Note 12)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	243.2	243.2
Accumulated deficit	(22.2)	(18.1)
Accumulated other comprehensive income	2.9	1.4

Total stockholder’s equity	223.9	226.5

Total liabilities and stockholder’s equity	$960.2	$973.2

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended June 30, 2007	Fiscal Quarter Ended July 1, 2006
NET SALES	$171.0	$146.6

COST OF SALES	127.6	106.0

GROSS PROFIT	43.4	40.6

OPERATING EXPENSES:
Selling, general and administrative expenses	28.7	28.8
Restructuring costs	0.6	1.9
Amortization of intangible assets	5.5	5.6
Other operating expense, net	0.5	0.7

OPERATING INCOME	8.1	3.6

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(10.6)	(10.3)
Other (expense) income, net	(0.1)	2.1

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(2.6)	(4.6)

(BENEFIT) PROVISION FOR INCOME TAXES	(0.8)	1.9

LOSS BEFORE MINORITY INTEREST	(1.8)	(6.5)

MINORITY INTEREST	(0.7)	(0.1)

NET LOSS	$(2.5)	$(6.6)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Fiscal Quarter Ended June 30, 2007	Fiscal Quarter Ended July 1, 2006
OPERATING ACTIVITIES:
Net loss	$(2.5)	$(6.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5.5	5.6
Amortization of intangible assets	5.5	5.6
Amortization of deferred financing costs	0.7	0.6
Net gain on sale of assets	—	(1.7)
Net loss (gain) on foreign currency transactions	0.1	(0.5)
Minority interest	0.7	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(0.5)	9.1
Inventories	0.1	(6.5)
Accounts payable, accruals and other current liabilities	(13.5)	(22.6)
Other current assets	(0.4)	(1.2)
Other long-term assets	1.3	(2.4)
Other long-term liabilities	(0.5)	—
Income taxes payable	(2.7)	0.6
Pensions	0.4	0.4

Net cash used in operating activities	(5.8)	(19.5)

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(6.4)	(3.1)
Purchases of intangible assets	(0.1)	(0.2)
Software development costs	(0.7)	—
AMDS acquisition	(0.4)	—
DuPenn acquisition	—	(0.4)
Proceeds from sale of assets	—	1.7

Net cash used in investing activities	(7.6)	(2.0)

FINANCING ACTIVITIES:
Principal payments on debt	(8.0)	—
Debt issuance costs	—	(0.6)
Increase in short-term borrowings	9.2	—

Net cash provided by (used in) financing activities	1.2	(0.6)
Effect of exchange rate changes on cash	0.1	0.2

DECREASE IN CASH AND CASH EQUIVALENTS	(12.1)	(21.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$34.9	$52.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22.8	$30.7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid during the period for:

Interest	$15.6	$15.8

Income taxes, net of refunds	$1.7	$1.3

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

The Company was formed on December 18, 2003 through the acquisition of the metering systems and certain other businesses of Invensys plc (“Invensys”). Prior to the acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the acquisition are referred to herein as “Invensys Metering Systems.” The acquisition was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of 8 5/8% senior subordinated notes due 2013 (“the Notes”) and equity contributions from Bermuda 1.

Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of the unaudited consolidated financial statements have been included, and the unaudited consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2007 and related notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.

The accompanying consolidated financial statements present results of the Company for the fiscal quarters ended June 30, 2007 and July 1, 2006. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

Reclassifications

Certain prior year financial statement captions have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. FAS 157 is effective for the Company beginning in fiscal year 2009. The Company is currently evaluating the impact FAS 157 will have on its consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company will adopt FAS 158 related to the funded status in the current fiscal year at March 31, 2008. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. In the fiscal year ended March 31, 2009, the Company will adopt this change related to the measurement date. FAS 158 allows employers to choose one of two transition methods to adopt the measurement date requirement, and both methods would result in immediate adjustments to the statement of financial position. The Company does not anticipate that the adoption of FAS 158 will have a material impact on its financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. FAS 159 is effective for the Company beginning in fiscal year 2009. The Company is currently assessing the impact of FAS 159 on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

2. Acquisition

On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $64.7 million consisting of $51.9 million in cash and 15,000 vested preference shares issued by Bermuda 1 with an estimated fair value of $12.8 million.

The Company is also required to make additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. As of June 30, 2007, the Company has accrued $2.2 million related to the performance of the acquired business.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15.0 million if the specified performance thresholds are achieved over the relevant period. As of June 30, 2007, none of these preference shares has become vested. In accordance with FASB Emerging Issues Task Force Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the cumulative accrued amounts to be paid in cash, any additional future cash consideration and the fair value of the unvested preference shares represent additional purchase price and will increase the amount of recorded goodwill when the contingencies are resolved. The transaction was accounted for in accordance with FAS 141, and the operating results have been included in the Company’s consolidated financial statements from the date of acquisition.

Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares. Accordingly, the estimated fair value of the vested preference shares has been reflected within stockholder’s equity in the accompanying consolidated balance sheet at June 30, 2007 since it represents a capital contribution from Bermuda 1. The Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill at June 30, 2007 represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc. (“Nexus”) and AMDS over the fair value of the respective net assets acquired. The purchase price allocation for these acquisitions resulted in $370.5 million of goodwill being recorded. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings and precision die casting markets and the expected synergies resulting from the Nexus and AMDS acquisitions. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMR market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMR technology provides a significant opportunity for the Company. Patents, trademarks, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm.

Intangible assets are summarized as follows (in millions):

	June 30, 2007		March 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$370.5	$—	$370.2	$—
Tradenames (indefinite lived)	27.3	—	27.3	—
Pension	2.5	—	2.5	—
Other	0.3	—	0.3	—

	400.6	—	400.3	—
Intangible assets subject to amortization:
Distributor and marketing relationships	191.8	(38.5)	191.4	(36.5)
Developed technology	26.0	(2.1)	26.0	(1.6)
Non-competition agreements	30.5	(26.7)	30.5	(24.8)
Patents	15.5	(10.9)	15.6	(9.8)

	263.8	(78.2)	263.5	(72.7)

Total intangible assets	$664.4	$(78.2)	$663.8	$(72.7)

4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

Inventories consist of the following (in millions):

	June 30, 2007	March 31, 2007
Raw materials, parts and supplies	$33.4	$35.3
Work in process	14.0	13.6
Finished goods	18.7	17.0
Allowance for shrink and obsolescence	(2.4)	(2.3)

Inventories, net	$63.7	$63.6

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

As of June 30, 2007, the Company had various foreign currency forward contracts outstanding to purchase approximately $5.8 million net U.S. dollars by selling approximately BRL 3.4 million and SKK 222.7 million and buying EUR 3.4 million. The outstanding contracts have expiration dates ranging from July 2, 2007 through November 14, 2007. These contracts are arranged to manage the exposure to foreign currency risks related primarily to certain intercompany receivable and payable balances denominated in those currencies and offset exchange losses and gains on underlying exposures. Gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income (expense) in the Company’s consolidated statements of operations. The Company does not utilize hedge accounting treatment for its forward contracts. The Company recorded a net gain of $0.1 million, all of which was unrealized, on the forward contracts for the fiscal quarter ended June 30, 2007 and a $0.2 million net loss for the fiscal quarter ended July 1, 2006, which includes a $0.3 million realized loss upon settlement of certain contracts.

The Company utilizes interest rate swap agreements to mitigate its exposure to fluctuations in interest rates on variable-rate debt by converting variable-rate debt to fixed-rate debt. On December 9, 2005 and March 24, 2006 (the “trade dates”), the Company entered into interest rate swap agreements, each with a notional amount of $50.0 million, in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at a fixed rate of 4.927% and 5.121%, respectively. The first swap agreement was effective on January 20, 2006 and terminates on September 30, 2010, and the second swap agreement was effective on August 22, 2006 and terminates on June 30, 2010. These interest rate swaps have been designated as cash flow hedges, and changes in the Company’s cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivatives. To the extent the swaps provide an effective hedge, changes in the fair value of the interest rate swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness related to the interest rate swaps will be recorded through earnings. Other comprehensive income of $0.8 million (net of tax of $0.5 million) and $0.8 million (net of tax of $0.4 million) for the fiscal quarters ended June 30, 2007 and July 1, 2006, respectively, reflects the changes in fair value of the interest rate swaps due to fluctuations in interest rates since the trade dates.

6. Restructuring Costs

The following reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Fiscal Quarter Ended June 30, 2007	Fiscal Quarter Ended July 1, 2006
Employee severance and exit costs:
Accrued	$0.3	$1.9
Expensed as incurred	0.3	—

Total	$0.6	$1.9

For the fiscal quarter ended June 30, 2007, the Company incurred $0.6 million of restructuring costs related to activities to rationalize its water meter product lines in Europe. Additional restructuring costs of approximately $6.0 million are expected to be incurred in fiscal 2008 as current restructuring programs are completed and new initiatives are undertaken. These and other planned activities affect both direct and indirect personnel and will result in a net headcount reduction of approximately 49 employees primarily in the Company’s German meter production facilities through the end of fiscal 2008.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended June 30, 2007	Fiscal Quarter Ended July 1, 2006
Balance at beginning of year	$6.5	$5.7
Cash payments	(1.3)	(1.3)
Write-off of accrued inventory charges	(0.1)	—
Accrual of new committed/announced programs	0.3	1.9
Foreign currency translation adjustment	—	0.2

Balance at end of period	$5.4	$6.5

Current portion	$2.6	$3.6
Non-current portion	2.8	2.9

Total	$5.4	$6.5

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. As of June 30, 2007, restricted cash of $1.6 million to fund the Company’s early retirement contracts for certain of its German employees comprised $1.2 million classified as other long-term assets and $0.4 million classified as prepayments and other current assets in the accompanying consolidated balance sheet.

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

The following represents a reconciliation of the changes in product warranty reserves (in millions):

	Fiscal Quarter Ended June 30, 2007	Fiscal Quarter Ended July 1, 2006
Balance at beginning of year	$8.8	$7.8
Warranties accrued	1.9	1.0
Settlements made	(2.1)	(1.3)
Foreign currency translation adjustment	—	0.1

Balance at end of period	$8.6	$7.6

Current portion	$5.5	$4.2
Non-current portion	3.1	3.4

Total	$8.6	$7.6

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net periodic benefit cost for the German pension plan consists of the following (in millions):

	Fiscal Quarter Ended June 30, 2007	Fiscal Quarter Ended July 1, 2006
Service cost	$0.2	$0.2
Interest cost	0.5	0.5
Amortization of prior service cost	0.1	0.1
Recognized net actuarial loss	—	0.1

Net periodic benefit cost	$0.8	$0.9

Net periodic benefit cost for the U.S. pension plan consists of the following (in millions):

	Fiscal Quarter Ended June 30, 2007	Fiscal Quarter Ended July 1, 2006
Service cost	$0.3	$0.3
Interest cost	0.1	—
Expected return on plan assets	(0.1)	—

Net periodic benefit cost	$0.3	$0.3

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. pension plan. The Company contributed approximately $0.1 million in the current fiscal quarter to its U.S. plan. Required contributions for the current fiscal year will total $0.7 million, and additional contributions may be made at the Company’s discretion.

9. Business Segment Information

Reporting Segments. The Company has two principal product groups: metering systems products and support products. Metering systems products include four principal metering product categories: water, gas, heat and electricity, and AMR and/or AMI communications systems. Support products include pipe joining and repair products and die casting products. The two product groups, plus corporate operations, are organized into two reporting segments: Metering and Related Communication Systems and All Other.

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

Corporate operating expenses, interest expense, amortization of intangible assets and deferred financing costs, and management fees are not allocated to the product lines and are included in the All Other operating segment.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reporting Segment Products

Reporting Segment	Major Products
Metering and Related Communication Systems	Commercial and residential water, gas, electric and heat meters and AMR and AMI systems used by utilities. AMR systems include handheld and mobile radio-frequency reading systems. All meter reading system solutions include installation services and ongoing systems support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps, which are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets.

The following table provides changes in components of revenue, operating income (loss) and pre-tax profit (loss) before minority interest for each segment (in millions):

	Fiscal Quarter Ended
	June 30, 2007	July 1, 2006
Segment revenues
Metering and related communication systems	$141.5	$116.2
All other	33.9	34.8
Eliminations of inter-segment sales	(4.4)	(4.4)

Total	$171.0	$146.6

Operating income (loss)
Metering and related communication systems	$8.3	$4.1
All other	(0.2)	(0.5)

Total	$8.1	$3.6

Profit (loss) before income taxes and minority interest
Metering and related communication systems	$8.0	$5.7
All other	(10.6)	(10.3)

Total	$(2.6)	$(4.6)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Information. Net sales to third parties and long-lived assets, which include property, plant and equipment (net), intangible assets (net) and goodwill, by geographic region are as follows (in millions):

	Net Sales		Long-Lived Assets
	Fiscal Quarter Ended June 30, 2007	Fiscal Quarter Ended July 1, 2006	June 30, 2007	March 31, 2007
North America	$109.1	$97.8	$588.1	$593.8
Europe, Middle East, Africa	49.9	42.9	108.7	108.9
South America	5.0	2.7	1.7	1.5
Asia	7.0	3.2	23.4	21.2

Total	$171.0	$146.6	$721.9	$725.4

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

10. Comprehensive Loss

Comprehensive loss consists of the following (in millions):

	Fiscal Quarter Ended June 30, 2007	Fiscal Quarter Ended July 1, 2006
Net loss	$(2.5)	$(6.6)
Other comprehensive income (loss):
Foreign currency translation adjustment	0.7	(0.1)
Unrealized gain on interest rate swaps, net of tax	0.8	0.8

Comprehensive loss	$(1.0)	$(5.9)

11. Income Taxes

The income tax benefit for the current fiscal quarter reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate. Previously, the Company’s tax provision was the result of income taxes being recorded based on the forecasted income of the Company’s operations. No income tax benefit was previously recorded for operating losses incurred on an interim basis where the realization of any such benefit was considered uncertain.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted the provisions of FIN 48 on April 1, 2007 and accordingly recognized a $1.6 million increase in the liability for unrecognized tax benefits through a cumulative-effect adjustment to retained earnings, which increased the accumulated deficit at April 1, 2007.

The Company had unrecognized tax benefits of $2.9 million at April 1, 2007, of which $2.6 million would impact the Company’s effective tax rate if recognized in a future period. There were no significant changes to the Company’s unrecognized tax liabilities during the current fiscal quarter. The statute of limitations will expire on a portion of our unrecognized tax benefit during this fiscal year, which we expect will result in a decrease in the unrecognized tax benefit of approximately $0.3 million. The Company does not expect there to be any other material changes in the amount of unrecognized tax benefits within the next 12 months. The total unrecognized tax benefits as of June 30, 2007 were $3.1 million, of which $2.8 million is reflected in other long-term liabilities on the accompanying consolidated balance sheet.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At April 1, 2007, the Company recognized accrued expense of $0.9 million for interest and penalties related to unrecognized tax benefits in income tax expense. An additional $0.1 million of interest and penalties was accrued during the current fiscal quarter.

As of April 1, 2007, the Company is subject to U.S. federal, state, and local income tax examination for fiscal years ending March 31, 2004 through March 31, 2006. The Company is also subject to non-U.S. income tax examinations for the same period. The Company currently is not under any U.S. federal or state audit examinations; however, the Company is currently under audit in one foreign jurisdiction.

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

The Company entered into contracts that contain product warranties that could require performance under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At June 30, 2007, the Company had $5.8 million of letters of credit outstanding with expiration dates ranging from one month to 12 months.

13. Debt

The Company’s total indebtedness outstanding consists of the following (in millions):

	June 30, 2007	March 31, 2007
U.S. revolving credit facility (short term)	$9.2	$—
Short-term borrowings assumed in Rongtai acquisition	4.0	3.9
Long-term loan from Rongtai joint venture partner	0.4	0.4
U.S. term loan facility	172.0	177.0
European term loan facility	16.2	19.2
Senior subordinated notes	275.0	275.0

Total debt	$476.8	$475.5

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Guarantor Subsidiaries

The following tables present the condensed consolidating balance sheets at June 30, 2007 (unaudited) and March 31, 2007 and unaudited statements of operations and cash flows for the fiscal quarters June 30, 2007 and July 1, 2006 for a) Bermuda 2 (referred to as Parent), b) Sensus Metering Systems Inc. (“SMS Inc.”), the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Bermuda 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Bermuda 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because SMS Inc. and the Guarantor Subsidiaries are 100% owned by Bermuda 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

The Company merged its subsidiaries, SMS Inc., Sensus Metering Systems North America Inc. (“SMS NA”) and Sensus Metering Headquarters Corporation (“SMS HQ”), on October 1, 2005 for the purpose of simplifying the Company’s corporate structure. The results of operations for SMS NA and SMS HQ, which were previously reported with the Guarantor Subsidiaries, are currently reported with the results of operations of the Issuer. The condensed consolidating balance sheets of the Company at June 30, 2007 (unaudited) and March 31, 2007 and the unaudited statements of operations and cash flows for the fiscal quarters ended June 30, 2007 and July 1, 2006 reflect this merger.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets (unaudited)

June 30, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$4.7	$(0.1)	$18.2	$—	$22.8
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	42.4	11.9	44.9	—	99.2
From affiliates	(2.3)	24.1	1.6	(23.4)	—	—
Other	—	0.2	1.7	0.6	—	2.5
Inventories, net	—	24.0	12.5	27.2	—	63.7
Prepayments and other current assets	—	2.4	1.8	8.2	—	12.4
Deferred income taxes	—	4.6	1.8	—	—	6.4

Total current assets	(2.3)	102.4	31.2	75.7	—	207.0

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	37.8	31.6	66.3	—	135.7
Intangible assets, net	—	165.2	12.6	37.9	—	215.7
Goodwill	—	288.1	55.0	27.4	—	370.5
Investment in subsidiaries	688.2	139.6	—	—	(827.8)	—
Deferred income taxes	—	0.1	8.7	—	—	8.8
Other long-term assets	0.3	19.3	(0.1)	3.0	—	22.5

Total assets	$686.2	$1,185.7	$139.0	$239.4	$(1,290.1)	$960.2

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$26.3	$7.1	$26.5	$—	$59.9
Accruals and other current liabilities	—	19.9	3.7	30.1	—	53.7
Short-term borrowings	—	9.2	—	4.0	—	13.2
Income taxes payable	—	5.2	(5.4)	0.2	—	—
Restructuring accruals	—	0.5	0.1	2.0	—	2.6

Total current liabilities	—	61.1	5.5	62.8	—	129.4

Notes payable to affiliates	462.3	(1.0)	(2.9)	3.9	(462.3)	—
Long-term debt, less current portion	—	447.0	—	16.6	—	463.6
Pensions	—	0.5	0.4	46.4	—	47.3
Deferred income taxes	—	51.7	(0.8)	22.8	—	73.7
Other long-term liabilities	—	5.1	3.5	4.9	—	13.5
Minority interest	—	—	—	8.8	—	8.8

Total liabilities	462.3	564.4	5.7	166.2	(462.3)	736.3

Stockholders’ equity	223.9	621.3	133.3	73.2	(827.8)	223.9

Total liabilities and stockholders’ equity	$686.2	$1,185.7	$139.0	$239.4	$(1,290.1)	$960.2

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets

March 31, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$12.3	$1.2	$21.4	$—	$34.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	42.9	11.0	44.4	—	98.3
From affiliates	(2.2)	23.1	2.4	(23.3)	—	—
Other	—	—	0.8	0.6	—	1.4
Inventories, net	—	24.4	13.6	25.6	—	63.6
Prepayments and other current assets	—	3.2	0.4	7.9	—	11.5
Deferred income taxes	—	4.6	1.8	—	—	6.4

Total current assets	(2.2)	110.5	31.2	76.6	—	216.1

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	38.6	32.0	63.7	—	134.3
Intangible assets, net	—	169.2	13.4	38.3	—	220.9
Goodwill	—	287.7	55.0	27.5	—	370.2
Investment in subsidiaries	690.8	136.4	—	—	(827.2)	—
Deferred income taxes	—	0.1	9.1	—	—	9.2
Other long-term assets	0.2	18.5	(0.1)	3.9	—	22.5

Total assets	$688.8	$1,194.2	$140.6	$239.1	$(1,289.5)	$973.2

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$29.8	$8.2	$26.1	$—	$64.1
Accruals and other current liabilities	—	26.7	4.0	30.7	—	61.4
Short-term borrowings	—	—	—	3.9	—	3.9
Income taxes payable	—	5.6	(4.4)	0.1	—	1.3
Restructuring accruals	—	0.8	0.1	2.8	—	3.7

Total current liabilities	—	62.9	7.9	63.6	—	134.4

Notes payable to affiliates	462.3	(2.3)	2.1	0.2	(462.3)	—
Long-term debt, less current portion	—	452.0	—	19.6	—	471.6
Pensions	—	0.4	0.4	45.7	—	46.5
Deferred income taxes	—	51.2	(0.8)	22.8	—	73.2
Other long-term liabilities	—	5.9	2.0	5.0	—	12.9
Minority interest	—	—	—	8.1	—	8.1

Total liabilities	462.3	570.1	11.6	165.0	(462.3)	746.7

Stockholders’ equity	226.5	624.1	129.0	74.1	(827.2)	226.5

Total liabilities and stockholders’ equity	$688.8	$1,194.2	$140.6	$239.1	$(1,289.5)	$973.2

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended June 30, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$84.0	$29.7	$66.2	$(8.9)	$171.0
Cost of sales	—	62.5	25.0	49.0	(8.9)	127.6

Gross profit	—	21.5	4.7	17.2	—	43.4

Selling, general and administrative expenses	—	15.0	—	13.7	—	28.7
Restructuring costs	—	—	—	0.6	—	0.6
Amortization of intangible assets	—	4.2	0.8	0.5	—	5.5
Other operating expense (income), net	—	0.7	—	(0.2)	—	0.5

Operating income	—	1.6	3.9	2.6	—	8.1

Non-operating (expense) income:
Interest expense, net	—	(9.5)	—	(1.1)	—	(10.6)
Equity in (loss) earnings of subsidiaries	(2.5)	6.7	—	—	(4.2)	—
Other expense, net	—	(0.1)	—	—	—	(0.1)

(Loss) income before income taxes and minority interest	(2.5)	(1.3)	3.9	1.5	(4.2)	(2.6)

Provision (benefit) for income taxes	—	0.7	(2.0)	0.5	—	(0.8)

(Loss) income before minority interest	(2.5)	(2.0)	5.9	1.0	(4.2)	(1.8)

Minority interest	—	—	—	(0.7)	—	(0.7)

Net (loss) income	$(2.5)	$(2.0)	$5.9	$0.3	$(4.2)	$(2.5)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended July 1, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$69.9	$27.8	$53.8	$(4.9)	$146.6
Cost of sales	—	48.9	21.7	40.3	(4.9)	106.0

Gross profit	—	21.0	6.1	13.5	—	40.6

Selling, general and administrative expenses	—	15.1	0.6	13.1	—	28.8
Restructuring costs	—	—	—	1.9	—	1.9
Amortization of intangible assets	—	4.0	0.8	0.8	—	5.6
Other operating expense, net	—	0.6	0.1	—	—	0.7

Operating income (loss)	—	1.3	4.6	(2.3)	—	3.6

Non-operating (expense) income:
Interest expense, net	—	(8.9)	(0.3)	(1.1)	—	(10.3)
Equity in (loss) earnings of subsidiaries	(6.6)	5.0	—	—	1.6	—
Other income, net	—	—	0.1	2.0	—	2.1

(Loss) income before income taxes and minority interest	(6.6)	(2.6)	4.4	(1.4)	1.6	(4.6)

Provision (benefit) for income taxes	—	2.2	(0.6)	0.3	—	1.9

(Loss) income before minority interest	(6.6)	(4.8)	5.0	(1.7)	1.6	(6.5)

Minority interest	—	—	—	(0.1)	—	(0.1)

Net (loss) income	$(6.6)	$(4.8)	$5.0	$(1.8)	$1.6	$(6.6)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Fiscal Quarter Ended June 30, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(2.5)	$(2.0)	$5.9	$0.3	$(4.2)	$(2.5)
Non-cash adjustments	—	6.7	2.1	3.7	—	12.5
Undistributed equity in loss (earnings) of subsidiaries	2.5	(6.7)	—	—	4.2	—
Changes in operating assets and liabilities	—	(7.5)	(8.4)	0.1	—	(15.8)

Net cash (used in) provided by operating activities	—	(9.5)	(0.4)	4.1	—	(5.8)

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(1.9)	(0.9)	(4.4)	—	(7.2)
Acquisitions	—	(0.4)	—	—	—	(0.4)

Net cash used in investing activities	—	(2.3)	(0.9)	(4.4)	—	(7.6)

Financing activities
Increase in short- term borrowings	—	9.2	—	—	—	9.2
Principal payments on debt	—	(5.0)	—	(3.0)	—	(8.0)

Net cash provided by (used in) financing activities	—	4.2	—	(3.0)	—	1.2

Effect of exchange rate changes on cash	—	—	—	0.1	—	0.1
Decrease in cash and cash equivalents	$—	$(7.6)	$(1.3)	$(3.2)	$—	$(12.1)

Cash and cash equivalents at beginning of year	$—	$12.3	$1.2	$21.4	$—	$34.9

Cash and cash equivalents at end of period	$—	$4.7	$(0.1)	$18.2	$—	$22.8

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Fiscal Quarter Ended July 1, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(6.6)	$(4.8)	$5.0	$(1.8)	$1.6	$(6.6)
Non-cash adjustments	—	6.5	2.2	1.0	—	9.7
Undistributed equity in loss (earnings) of subsidiaries	6.6	(5.0)	—	—	(1.6)	—
Changes in operating assets and liabilities	—	(11.3)	(7.2)	(4.1)	—	(22.6)

Net cash used in operating activities	—	(14.6)	—	(4.9)	—	(19.5)

Investing activities
Expenditures for property, plant and equipment and intangibles	—	(1.1)	(0.8)	(1.4)	—	(3.3)
Acquisitions,	—	(0.4)	—	—	—	(0.4)
Proceeds from sale of assets	—	—	—	1.7	—	1.7

Net cash (used in) provided by investing activities	—	(1.5)	(0.8)	0.3	—	(2.0)

Financing activities
Debt issuance costs	—	(0.6)	—	—	—	(0.6)

Net cash used in financing activities	—	(0.6)	—	—	—	(0.6)

Effect of exchange rate changes on cash	—	—	—	0.2	—	0.2
Decrease in cash and cash equivalents	—	(16.7)	(0.8)	(4.4)	—	(21.9)

Cash and cash equivalents at beginning of year	$—	$26.7	$0.7	$25.2	$—	$52.6

Cash and cash equivalents at end of period	$—	$10.0	$(0.1)	$20.8	$—	$30.7

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Subsequent Event

On July 19, 2007, the Company’s Board of Directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 1,000,000 shares of Bermuda 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan.

In connection with the approval of the Option Plan, the Compensation Committee of the Company’s Board of Directors granted options to purchase 310,000 shares of Bermuda 1 Class B common stock to certain members of management. The options are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the options may accelerate upon the occurrence of certain stated liquidity events. The options have an exercise price of $5.50 per share.

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

We operate on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. References herein to a fiscal quarter refer to the three-month period ended as of that date. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter ended June 30, 2007 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2007 and related notes thereto included in our Annual Report on Form 10-K filed with the SEC.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us” or “our” refers to Sensus Metering Systems (Bermuda 2) Ltd. and its consolidated subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

General

We are a leading provider of advanced metering technologies and related metering communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We believe we are the largest global manufacturer of water meters and have a substantial share of the sales of AMR devices to the North American water utilities market. Additionally, we believe we are a leading global developer and manufacturer of gas and heat metering systems and are an active participant in the North American electric metering systems market. We are recognized throughout the utility industry for developing and manufacturing metering products with long-term accuracy and unique product features, innovative metering communication systems, as well as for providing comprehensive customer service for all of our products and services. Continuing our efforts to provide the utility markets with leading edge metering communications systems, in July 2006 we acquired AMDS, a developer of an AMI fixed network radio frequency system. With the AMDS acquisition we now provide an advanced fixed network AMI solution to all three North America utility markets. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

History

The Company was formed on December 18, 2003 through the acquisition of the metering systems and certain other businesses of Invensys. We and our predecessors have been supplying metering and related products for over a century.

Recent Event

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 1,000,000 shares of Bermuda 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan.

In connection with the approval of the Option Plan, the compensation committee of the Company’s board of directors granted options to purchase 310,000 shares of Bermuda 1 Class B common stock to certain members of management. The options are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the options may accelerate upon the occurrence of certain stated liquidity events. The options have an exercise price of $5.50 per share.

Recent Acquisition

On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $64.7 million consisting of $51.9 million in cash and 15,000 vested preference shares issued by Bermuda 1 with an estimated fair value of $12.8 million. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. The vested preference shares are subject to mandatory redemption by Bermuda 1 for $15.0 million at the option of the holder once certain future performance targets are achieved. On the earlier of an initial public offering, change of control or the fifth anniversary of the closing date, any vested shares that have not been redeemed for liquidation value or converted into common shares of Bermuda 1 will then become redeemable by Bermuda 1 or convertible regardless of whether the performance measures have been met. This purchase is expected to provide the Company with core capability to deliver comprehensive AMI technology with robust two-way offerings to the electricity market and powerful one-way solutions for the water and gas markets, which complements the Company’s existing AMR technologies. Prior to the acquisition, the Company had marketed AMDS’ technology to the electric utility and combined utility markets in North America under an exclusive licensing agreement.

The Company is also required to make additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. As of June 30, 2007, the Company has accrued $2.2 million related to the performance of the acquired business.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15.0 million if the specified performance thresholds are achieved over the relevant period. The cumulative accrued amounts to be paid in cash, any additional future cash consideration and the fair value of the unvested preference shares represent additional purchase price and will increase the amount of recorded goodwill when the contingencies are resolved.

Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares. Accordingly, the estimated fair value of the vested preference shares has been reflected within stockholder’s equity in the accompanying consolidated balance sheet at June 30, 2007 since it represents a capital contribution from Bermuda 1. The Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1.

This transaction was accounted for in accordance with FAS 141, and the operating results have been included in the Company’s consolidated financial statements from the date of acquisition. Since the acquisition was not material to the Company’s consolidated results of operations, unaudited pro forma financial information was not required by either FAS 141 or SEC Regulation S-X, and therefore was not presented.

Other Information about Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	June 30, 2007	March 31, 2007	December 30, 2006	September 30, 2006	July 1, 2006	March 31, 2006
Orders (in millions)	$178.4	$185.3	$168.9	$162.0	$150.6	$170.5
Total net sales (in millions)	$171.0	$188.4	$144.7	$153.2	$146.6	$178.1
Employees	3,862	3,762	3,743	3,831	3,835	3,859

Backlog

The Company’s total backlog at June 30, 2007 and July 1, 2006 was $83.2 million and $55.6 million, respectively. The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders.

Results of Operations

The following table provides summary results of operations of the Company for the periods presented:

(in millions)	Fiscal Quarter Ended June 30, 2007%		Fiscal Quarter Ended July 1, 2006%
Net sales	$171.0	100%	$146.6	100%
Gross profit	43.4	25%	40.6	28%
Selling, general and administrative expenses	28.7	17%	28.8	20%
Restructuring costs	0.6	—	1.9	1%
Amortization of intangible assets	5.5	3%	5.6	4%
Other operating expense, net	0.5	—	0.7	1%

Operating income	8.1	5%	3.6	2%
Interest expense, net	(10.6)	(7)%	(10.3)	(7)%
Other (expense) income, net	(0.1)	—	2.1	1%

Loss before income taxes and minority interest	(2.6)	(2)%	(4.6)	(4)%
(Benefit) provision for income taxes	(0.8)	(1)%	1.9	1%

Loss before minority interest	(1.8)	(1)%	(6.5)	(5)%
Minority interest	(0.7)	—	(0.1)	—

Net loss	$(2.5)	(1)%	$(6.6)	(5)%

Fiscal Quarter Ended June 30, 2007 Compared with Fiscal Quarter Ended July 1, 2006

Certain prior year amounts in the discussion below have been reclassified to conform with the Company’s reorganization of its business units for the purpose of providing more useful comparative information for management and our investors for trending, analyzing and benchmarking the current performance and value of our business. Management believes the reorganization is necessary as a result of the AMDS acquisition to effectively monitor the performance of the AMI technology. This change has no overall impact on the Company’s reportable segment or consolidated financial results.

Net Sales. Net sales increased $24.4 million (including a $3.8 million favorable foreign currency impact), or 17%, to $171.0 million for the fiscal quarter ended June 30, 2007 from $146.6 million for the fiscal quarter ended July 1, 2006. This increase was due to continued growth in the underlying markets and in AMR and AMI applications, expansion into new markets in Europe and China and strengthening economies in Central Europe and South America.

North American water meter sales increased $0.9 million for the fiscal quarter ended June 30, 2007 compared to the fiscal quarter ended July 1, 2006. Water and heat meter division sales outside of North America increased $10.6 million (including a $3.4 million favorable foreign currency impact), or 24%, for the fiscal quarter ended June 30, 2007 as compared to the fiscal quarter ended July 1, 2006. This increase was principally the result of growth in Eastern Europe, Africa and South America, entry into new markets and a strengthening economy in Central Europe and South America.

Electric/AMI meter sales increased $9.7 million, or 47%, for the fiscal quarter ended June 30, 2007, as compared to the fiscal quarter ended July 1, 2006, due to continued growth in sales of our iCon® electric meter products with embedded AMI applications.

Gas meter sales increased $4.1 million, or 27%, for the current fiscal quarter as compared to the prior corresponding fiscal quarter principally due to higher sales volumes of residential gas meters and regulators.

Pipe joining and repair products sales increased marginally by $0.1 million for the fiscal quarter ended June 30, 2007 as compared to the fiscal quarter ended July 1, 2006. Sales from our precision die casting products decreased $1.0 million, or 7%, for the current fiscal quarter as compared to the prior corresponding fiscal quarter principally due to decreased demand from the U.S. automotive market.

Our top ten customers accounted for approximately 31% of net sales for the fiscal quarter ended June 30, 2007. Sales to distributors affiliated with Home Depot Waterworks Supply, Inc. constituted approximately 12% of net sales in the current fiscal quarter. No other individual customer accounted for more than 5% of net sales.

Gross Profit. Gross profit increased $2.8 million (including a $1.1 million favorable foreign exchange impact), or 7%, to $43.4 million for the fiscal quarter ended June 30, 2007 from $40.6 million for the fiscal quarter ended July 1, 2006. The gross profit percentage decreased to 25% in the current fiscal quarter from 28% in the prior corresponding fiscal quarter as the result of AMI overheads due to the AMDS acquisition, an unfavorable product mix and increased material costs for brass, plastic resins, steel and aluminum, which more than offset higher sales and continued increases in selling prices.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the current fiscal quarter decreased nominally by $0.1 million compared to the prior corresponding fiscal quarter (including a $0.9 million unfavorable foreign currency impact). SG&A expenses, as a percentage of net sales, decreased to 17% from 20% for the fiscal quarter ended June 30, 2007 as compared to the fiscal quarter ended July 1, 2006 as a result of the Company beginning to realize some benefits from prior restructuring programs as sales volumes grow.

Restructuring Costs. Restructuring costs for the fiscal quarter ended June 30, 2007 were $0.6 million, which decreased $1.3 million from the fiscal quarter ended July 1, 2006. The decrease in the current fiscal quarter relates primarily to the timing of European manufacturing restructuring initiatives.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets decreased slightly to $5.5 million for the current fiscal quarter from $5.6 million for the prior corresponding fiscal quarter.

Other Operating Expense, Net. Other operating expense, net of $0.5 million for the fiscal quarter ended June 30, 2007 decreased $0.2 million from $0.7 million for the fiscal quarter ended July 1, 2006. Other operating expense, net for the current fiscal quarter consisted of a management fee of $0.7 million paid to The Jordan Company, L.P., partially offset by other income of $0.2 million.

Interest Expense, Net. Interest expense, net increased $0.3 million for the fiscal quarter ended June 30, 2007 compared to the fiscal quarter ended July 1, 2006 due to higher amortization of deferred financing costs, higher interest rates on our variable-rate debt and increased interim short-term borrowings under the Company’s U.S. revolving credit facility. The higher interest rates on our variable-rate debt were partially offset by the impact of the Company’s interest rate swap agreements discussed in Note 5 and Item 3 of this quarterly report.

Other Non-Operating (Expense) Income, Net. Other non-operating expense, net of $0.1 million for the current fiscal quarter compared to other non-operating income, net of $2.1 million for the prior corresponding fiscal quarter. The prior period income was due to the net gain on the sale of assets related to our idle manufacturing facility in France and net transactional foreign currency gains.

(Benefit) Provision for Income Taxes. Income tax benefit was $(0.8) million for the fiscal quarter ended June 30, 2007 compared to income tax expense of $1.9 million for the fiscal quarter ended July 1, 2006. The income tax benefit for the current fiscal quarter reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate. Previously, the Company’s tax provision was the result of income taxes being recorded based on the forecasted income of the Company’s operations. No income tax benefit was previously recorded for operating losses incurred on an interim basis where the realization of any such benefit was considered uncertain.

Minority Interest. Minority interest expense increased $0.6 million for the current fiscal quarter as compared to the prior corresponding fiscal quarter, which was principally attributable to our partner’s share of earnings for our Rongtai joint venture.

Net Loss. Net loss of $2.5 million for the fiscal quarter ended June 30, 2007 decreased $4.1 million from $6.6 million for the fiscal quarter ended July 1, 2006 primarily as a result of higher gross profit, lower restructuring costs and lower income tax expense, which more than offset increased other non-operating expense.

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

The following table sets forth a management reconciliation of the differences between EBITDA and net loss calculated in accordance with GAAP for the fiscal quarters ended June 30, 2007 and July 1, 2006 (in millions):

	Fiscal Quarter Ended June 30, 2007	Fiscal Quarter Ended July 1, 2006
Net loss	$(2.5)	$(6.6)
Depreciation and amortization	11.0	11.2
Interest expense, net	10.6	10.3
Income tax (benefit) provision	(0.8)	1.9
Minority interest	0.7	0.1

EBITDA	$19.0	$16.9

EBITDA increased $2.1 million to $19.0 million for the fiscal quarter ended June 30, 2007 from $16.9 million for the fiscal quarter ended July 1, 2006 primarily as a result of higher gross profit and lower restructuring costs, partially offset by increased other non-operating expense.

Liquidity and Capital Resources

During the fiscal quarter ended June 30, 2007, we funded our operating, investing and financing requirements through cash on hand and borrowings under our senior credit facilities. We generally fund operating and capital requirements from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow used in operating activities for the fiscal quarters ended June 30, 2007 and July 1, 2006 was $5.8 million and $19.5 million, respectively. The $13.7 million decrease in net cash used in operating activities in the current fiscal quarter as compared to the prior corresponding fiscal quarter was the result of decreased inventory purchases and the timing of payments on accounts payable and accrued expenses.

Cash expenditures for restructuring for the fiscal quarters ended June 30, 2007 and July 1, 2006 were $1.6 million and $1.3 million, respectively, and were reflected within cash used in operations. As of June 30, 2007, we had $5.4 million of restructuring accruals reflected on our consolidated balance sheet reflected within current liabilities and other long-term liabilities. Additional restructuring expenses of approximately $6.0 million are expected to be incurred in fiscal 2008 as current restructuring programs are completed and new initiatives are undertaken.

Working capital as a percentage of net sales decreased to 11% at June 30, 2007 as compared with 14% at July 1, 2006 due to higher accounts payable, accrued expenses and interim short-term borrowings, partially offset by increased accounts receivable resulting from higher sales.

Cash used for investing activities of $7.6 million and $2.0 million for the fiscal quarters ended June 30, 2007 and July 1, 2006, respectively, represents payments for capital expenditures, intangibles, software development costs and business acquisitions, partially offset by proceeds from the disposition of property, plant and equipment and business units. Capital expenditures were $6.4 million and $3.1 million for the fiscal quarters ended June 30, 2007 and July 1, 2006, respectively. Capital expenditure requirements were comprised of equipment, molds and tooling for replacement and expenditures for cost reduction, maintenance, safety and expansion initiatives. For fiscal 2008, we expect to make capital expenditures of approximately $25.0 million reflecting our continuing emphasis on a growth-oriented capital expenditures program. Business acquisition expenditures of $0.4 million for the current fiscal quarter related to the performance of the acquired AMDS business.

Net cash provided by financing activities was $1.2 million for the fiscal quarter ended June 30, 2007 and represents $9.2 million in interim short-term borrowings under the Company’s U.S. revolving credit facility, partially offset by principal payments of $8.0 million on the Company’s term loan facilities in June 2007. For the fiscal quarter ended July 1, 2006, net cash used in financing activities represents payment of debt issuance costs of $0.6 million in connection with the second amendment to the Company’s senior credit facilities in May 2006.

We maintain senior credit facilities that provide for senior secured financing totaling $258.2 million, consisting of a) two term loan facilities in an aggregate amount of $188.2 million, including a $172.0 million U.S. term loan facility and a $16.2 million European term loan facility and b) two revolving credit facilities in an aggregate amount of $70.0 million, under which $40.0 million is available in the form of U.S. dollar-denominated loans and $30.0 million is available in the form of U.S. dollar-denominated loans or in the form of euro- or U.K. sterling-denominated loans. See below for discussion regarding the Company’s total indebtedness at June 30, 2007. The term loan facilities mature on December 17, 2010. Borrowing costs under the term loan facility are based on variable rates tied to the London Interbank Offered Rate (“LIBOR”) plus a 2% margin, or the greater of the Prime Rate and the Federal Funds Effective Rate plus a 1% margin. Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities.

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

As of June 30, 2007, we had $476.8 million of total indebtedness outstanding, consisting of $275.0 million of senior subordinated notes, $172.0 million under the U.S. term loan facility, $16.2 million under the European term loan facility, $13.2 million in short-term borrowings (comprising $9.2 million under the U.S. revolving credit facility and $4.0 million assumed in the Rongtai acquisition) and a $0.4 million variable-rate, long-term loan from the Rongtai joint venture partner. Interest expense, net, including amortization of deferred financing costs, was $10.6 million for the fiscal quarter ended June 30, 2007. The next scheduled principal payments on the term loan facilities are due in September 2008. In addition to the $9.2 million borrowings outstanding under the revolving credit facility at June 30, 2007, an additional $5.8 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at June 30, 2007.

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

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of June 30, 2007, assets of foreign subsidiaries constituted approximately 34% of total assets. Foreign currency exchange rate exposure is most significant with respect to our European and South American operations. For the fiscal quarter ended June 30, 2007, net sales were positively impacted by the valuation of foreign currencies, primarily the euro, versus the U.S. dollar by $3.8 million. In periods of a strengthening U.S. dollar, however, our results of operations could experience a negative currency translation impact.

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

Interest rate risk. We have a significant amount of debt, with a large portion being at variable rates. The Company’s total indebtedness as of June 30, 2007 was $476.8 million, of which $188.6 million (including the $0.4 million long-term loan from the Rongtai joint venture partner) bears interest at variable rates. As of June 30, 2007, substantially all of our variable-rate borrowings were under the senior credit facilities and were at the adjusted LIBOR plus 2.0%. At June 30, 2007, the weighted-average interest rate on our variable-rate term debt was approximately 7.2% (consisting of approximately 5.2% LIBOR plus 2.0%). Holding all other variables constant, a change in the interest rate of 1% on our variable-rate debt would impact annual interest costs by $0.9 million, after giving effect to the interest rate swaps discussed below.

On December 9, 2005 and March 24, 2006, the Company entered into interest rate swap agreements, each with a notional amount of $50.0 million, to hedge exposure to variable interest rates. The purpose of the swaps, designated as a cash flow hedge, is to effectively hedge the Company’s interest payments on a portion of its variable-rate debt. Under the terms of the swap agreements, which are effective January 20, 2006 and August 22, 2006 and terminate on September 30, 2010 and June 30, 2010, respectively, the Company receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at a fixed rate of 4.927% and 5.121%, respectively. Changes in the Company’s cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivatives, and therefore changes in the fair value of the swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness of the swaps is required to be recognized in earnings. Other comprehensive income of $0.8 million (net of tax of $0.5 million) and $0.8 million (net of tax of $0.4 million) for the fiscal quarters ended June 30, 2007 and July 1, 2006, respectively, reflects the changes in fair value of the interest rate swaps due to fluctuations in interest rates since inception. We expect to continue to utilize interest rate swap agreements to manage interest rate risk in the future.

Item 4.	Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 15d-15 under the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are, from time to time, party to legal proceedings arising out of the operations of our business. We believe that an adverse outcome of our existing legal proceedings, including the proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, would not have a material adverse impact on our business, financial condition or results of operations. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business, financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which was filed with the SEC on May 16, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended June 30, 2007.

Item 5.	Other Information

On July 19, 2007, our board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement (together, the “Option Agreement”). The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 1,000,000 shares of Bermuda 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan. The compensation committee of the Company’s board of directors is responsible for selecting recipients of stock option grants and administering the Option Plan.

The description of the Option Plan contained herein is qualified in its entirety by reference to the full text of the Option Plan and the full text of the Option Agreement. Copies of the Option Plan and the Option Agreement are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q.

In connection with the approval of the Option Plan, our compensation committee approved a grant of options to Colin Flannery, our Vice President and General Counsel, in the amount of 40,000 shares of Bermuda 1 Class B common stock. The options are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the options may accelerate upon the occurrence of certain stated liquidity events. The options have an exercise price of $5.50 per share. The grant to Mr. Flannery was made in accordance with and subject to the terms and conditions of the Option Plan. The Company expects to enter into an option agreement with Mr. Flannery substantially in the form of the Option Agreement.

Item 6.	Exhibits

A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

Date: July 25, 2007	By:	/s/ DANIEL W. HARNESS
Daniel W. Harness Chief Executive Officer & President (Principal Executive Officer)

Date: July 25, 2007	By:	/s/ PETER MAINZ
Peter Mainz Executive Vice President, Operations & Chief Financial Officer (Principal Financial Officer)

Date: July 25, 2007	By:	/s/ THOMAS D’ORAZIO
Thomas D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

SENSUS METERING SYSTEMS INC.

Date: July 25, 2007	By:	/s/ DANIEL W. HARNESS
Daniel W. Harness Chief Executive Officer & President (Principal Executive Officer)

Date: July 25, 2007	By:	/s/ PETER MAINZ
Peter Mainz Executive Vice President, Operations & Chief Financial Officer (Principal Financial Officer)

Date: July 25, 2007	By:	/s/ THOMAS D’ORAZIO
Thomas D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Sensus Metering Systems 2007 Stock Option Plan.

10.2	Form of Nonqualified Stock Option Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.