Form 10-Q
period 2007-09-30
SENSUS METERING SYSTEMS BERMUDA 2 LTD; SENSUS METERING SYSTEMS INC
filed 2007-11-14
CIK 1281226, 1281223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 14, 2007, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd., and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	September 30, 2007	March 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28.6	$34.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.4 and $1.8 at September 30, 2007 and March 31, 2007, respectively	97.3	98.3
Other	2.2	1.4
Inventories, net	66.2	63.6
Prepayments and other current assets	13.1	11.5
Deferred income taxes	6.4	6.4

Total current assets	213.8	216.1
Property, plant and equipment, net	137.3	134.3
Intangible assets, net	210.5	220.9
Goodwill	371.6	370.2
Deferred income taxes	8.8	9.2
Other long-term assets	24.6	22.5

Total assets	$966.6	$973.2

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$57.6	$64.1
Accruals and other current liabilities	65.8	61.4
Current portion of long-term debt	0.5	—
Short-term borrowings	9.1	3.9
Income taxes payable	—	1.3
Restructuring accruals	2.2	3.7

Total current liabilities	135.2	134.4
Long-term debt, less current portion	458.1	471.6
Pensions	50.0	46.5
Deferred income taxes	72.9	73.2
Other long-term liabilities	18.5	12.9
Minority interest	9.5	8.1

Total liabilities	744.2	746.7

Commitments and Contingencies (Note 12)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	243.2	243.2
Accumulated deficit	(24.2)	(18.1)
Accumulated other comprehensive income	3.4	1.4

Total stockholder’s equity	222.4	226.5

Total liabilities and stockholder’s equity	$966.6	$973.2

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Fiscal Quarter Ended September 30, 2007	Fiscal Quarter Ended September 30, 2006	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006
NET SALES	$176.2	$153.2	$347.2	$299.8

COST OF SALES	129.6	109.3	257.2	215.3

GROSS PROFIT	46.6	43.9	90.0	84.5

OPERATING EXPENSES:
Selling, general and administrative expenses	30.0	27.9	58.7	56.7
Restructuring costs	0.9	1.1	1.5	3.0
Amortization of intangible assets	5.5	6.0	11.0	11.6
Other operating expense, net	0.4	0.7	0.9	1.4

OPERATING INCOME	9.8	8.2	17.9	11.8

NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(10.5)	(10.5)	(21.1)	(20.8)
Other (expense) income, net	(0.5)	—	(0.6)	2.1

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(1.2)	(2.3)	(3.8)	(6.9)

PROVISION (BENEFIT) FOR INCOME TAXES	0.3	0.8	(0.5)	2.7

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1.5)	(3.1)	(3.3)	(9.6)

MINORITY INTEREST	(0.5)	(0.2)	(1.2)	(0.3)

LOSS FROM CONTINUING OPERATIONS	(2.0)	(3.3)	(4.5)	(9.9)

GAIN FROM DISCONTINUED OPERATIONS	—	0.1	—	0.1

NET LOSS	$(2.0)	$(3.2)	$(4.5)	$(9.8)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006
OPERATING ACTIVITIES:
Net loss	$(4.5)	$(9.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	11.7	11.9
Amortization of intangible assets	11.0	11.6
Amortization of deferred financing costs	1.4	1.2
Net gain on sale of assets	—	(1.7)
Net loss (gain) on foreign currency transactions	0.1	(0.8)
Minority interest	1.2	0.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3.3	8.2
Inventories	(1.2)	(12.8)
Other current assets	0.2	0.6
Other long-term assets	(0.3)	0.2
Accounts payable, accruals and other current liabilities	(6.7)	(11.8)
Income taxes payable	(3.6)	(1.7)
Pensions	0.7	0.3
Other long-term liabilities	2.5	—

Net cash provided by (used in) operating activities	15.8	(4.3)
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(11.5)	(6.1)
Purchases of intangible assets	(0.2)	(0.3)
Software development costs	(1.8)	—
AMDS acquisition	(1.4)	(49.6)
Rongtai acquisition	—	(0.6)
DuPenn acquisition	—	(0.4)
Proceeds from sale of assets	—	1.8

Net cash used in investing activities	(14.9)	(55.2)
FINANCING ACTIVITIES:
Principal payments on debt	(13.0)	—
Debt issuance costs	—	(0.6)
Increase in short-term borrowings	5.1	0.7
Equity contributions for AMDS acquisition	—	30.4

Net cash (used in) provided by financing activities	(7.9)	30.5
Effect of exchange rate changes on cash	0.7	0.5

DECREASE IN CASH AND CASH EQUIVALENTS	(6.3)	(28.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$34.9	$52.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28.6	$24.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest	$19.6	$19.8

Income taxes, net of refunds	$2.5	$4.5

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended September 30, 2006, in conjunction with the acquisition of Advanced Metering Data Systems, L.L.C. (“AMDS”), Sensus Metering Systems (Bermuda 1) Ltd. issued 15,000 vested preference shares to AMDS with an estimated fair value of $12.8 million (Note 2).

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

The accompanying consolidated financial statements present results of the Company for the fiscal quarters and six months ended September 30, 2007 and 2006. The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. Operating results for interim periods are not necessarily indicative of the results that may be achieved for the full year.

Reclassifications

Certain prior year financial statement captions have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), to provide enhanced guidance when using fair value to measure assets

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. FAS 157 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact FAS 157 will have on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company will adopt FAS 158 related to the funded status in the current fiscal year at March 31, 2008. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. In the fiscal year ending March 31, 2009, the Company will adopt this change related to the measurement date. FAS 158 allows employers to choose one of two transition methods to adopt the measurement date requirement, and both methods would result in immediate adjustments to the statement of financial position. The Company does not anticipate that the adoption of FAS 158 will have a material impact on its financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. FAS 159 is effective for the Company beginning in fiscal 2009. The Company is currently assessing the impact of FAS 159 on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements. Due to various factors affecting future costs and operations, actual results could differ from those estimates.

2. Acquisition

On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $65.7 million consisting of $52.9 million in cash through September 30, 2007 and 15,000 vested preference shares issued by Bermuda 1 with an estimated fair value of $12.8 million. The Company has finalized the purchase price allocation attributable to the AMDS acquisition, subject to the additional future consideration to AMDS discussed below.

The Company is also required to make additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. As of September 30, 2007, the Company has accrued $2.3 million related to the performance of the acquired business, net of $0.9 million paid in accordance with the purchase agreement.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15.0 million if the specified performance thresholds are achieved over the relevant period. As of September 30, 2007, none of these preference shares has

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

become vested. In accordance with FASB Emerging Issues Task Force Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the cumulative accrued amounts to be paid in cash, any additional future cash consideration and the fair value of the unvested preference shares represent additional purchase price and will increase the amount of recorded goodwill when the contingencies are resolved. The transaction was accounted for in accordance with FASB Statement No. 141, Business Combinations, and the operating results have been included in the Company’s consolidated financial statements from the date of acquisition.

Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares. Accordingly, the estimated fair value of the vested preference shares has been reflected within stockholder’s equity in the accompanying consolidated balance sheet at September 30, 2007 since it represents a capital contribution from Bermuda 1. The Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1.

3. Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill at September 30, 2007 represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc. (“Nexus”) and AMDS over the fair value of the respective net assets acquired. The purchase price allocation for these acquisitions resulted in $371.6 million of goodwill being recorded. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings and precision die casting markets and the expected synergies resulting from the Nexus and AMDS acquisitions. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMI market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMI technology provides a significant opportunity for the Company. Patents, trademarks, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent valuation firm.

Intangible assets are summarized as follows (in millions):

	September 30, 2007		March 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$371.6	$—	$370.2	$—
Tradenames (indefinite lived)	27.3	—	27.3	—
Pension	2.5	—	2.5	—
Other	0.3	—	0.3	—

	401.7	—	400.3	—
Intangible assets subject to amortization:
Distributor and marketing relationships	192.1	(42.3)	191.4	(36.5)
Developed technology	26.0	(2.7)	26.0	(1.6)
Non-competition agreements	30.5	(28.6)	30.5	(24.8)
Patents	15.8	(10.4)	15.6	(9.8)

	264.4	(84.0)	263.5	(72.7)

Total intangible assets	$666.1	$(84.0)	$663.8	$(72.7)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost is determined based on standard cost with appropriate adjustments to approximate FIFO cost. Market is determined on the basis of estimated realizable values.

Inventories consist of the following (in millions):

	September 30, 2007	March 31, 2007
Raw materials, parts and supplies	$33.5	$35.3
Work in process	15.0	13.6
Finished goods	20.4	17.0
Allowance for shrink and obsolescence	(2.7)	(2.3)

Inventories, net	$66.2	$63.6

5. Financial Instruments

The Company utilizes derivative instruments, specifically forward contracts and interest rate swap agreements, to manage its exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value.

As of September 30, 2007, the Company had various foreign currency forward contracts outstanding to purchase approximately $10.4 million, net by selling approximately BRL 2.1 million, net, SKK 217.8 million, net and EUR 0.7 million, net. The outstanding contracts have expiration dates ranging from November 14, 2007 through December 17, 2007. These contracts are arranged to manage the exposure to foreign currency risks related primarily to certain intercompany receivable and payable balances denominated in those currencies and substantially offset exchange losses and gains on underlying exposures. Gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income (expense) in the Company’s consolidated statements of operations. The Company does not utilize hedge accounting treatment for its forward contracts. The Company recorded a net loss of $0.4 million and $0.3 million on the forward contracts for the fiscal quarter and six months ended September 30, 2007, respectively, which includes a $0.1 million realized gain in each of those periods upon settlement of certain contracts. For the fiscal quarter ended September 30, 2006, the Company recorded an unrealized loss of $0.3 million and for the six months then ended recorded a net loss of $0.5 million on the forward contracts, which includes a $0.3 million realized loss.

The Company utilizes interest rate swap agreements to mitigate its exposure to fluctuations in interest rates on variable-rate debt by converting variable-rate debt to fixed-rate debt. On December 9, 2005 and March 24, 2006, the Company entered into interest rate swap agreements, each with a notional amount of $50.0 million, in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at a fixed rate of 4.927% and 5.121%, respectively. The first swap agreement was effective on January 20, 2006 and terminates on September 30, 2010, and the second swap agreement was effective on August 22, 2006 and terminates on June 30, 2010. These interest rate swaps have been designated as cash flow hedges, and changes in the Company’s cash flows attributable to the risk being hedged are expected to be offset by the hedging derivatives. To the extent the swaps provide an effective hedge, changes in the fair value of the interest rate swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness related to the interest rate swaps will be recorded through earnings. Other comprehensive loss of $1.1 million (net of tax of

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.8 million) and $0.3 million (net of tax of $0.3 million) for the fiscal quarter and six months ended September 30, 2007, respectively, reflects the decrease in fair value of the interest rate swaps due to fluctuations in interest rates during those periods. Other comprehensive loss of $1.2 million (net of tax of $0.7 million) and $0.4 million (net of tax of $0.3 million) for the fiscal quarter and six months ended September 30, 2006, respectively, relates to these swaps.

6. Restructuring Costs

The following reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Fiscal Quarter Ended September 30, 2007	Fiscal Quarter Ended September 30, 2006	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006
Employee severance and exit costs:
Accrued	$0.6	$0.8	$0.9	$2.7
Expensed as incurred	0.3	0.3	0.6	0.3

Total	$0.9	$1.1	$1.5	$3.0

For the fiscal quarter and six months ended September 30, 2007, the Company incurred $0.9 million and $1.5 million, respectively, of restructuring costs related to activities to rationalize its water meter product lines in Europe. Additional restructuring costs of approximately $5.4 million are expected to be incurred in fiscal 2008 as current restructuring programs are completed and new initiatives are undertaken. These and other planned activities affect both direct and indirect personnel and will result in a net headcount reduction of approximately 45 employees primarily in the Company’s German meter production facilities through the end of fiscal 2008.

Restructuring accruals are summarized as follows (in millions):

	Fiscal Quarter Ended September 30, 2007	Fiscal Quarter Ended September 30, 2006	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006
Balance at beginning of period	$5.4	$6.5	$6.5	$5.7
Cash payments	(1.1)	(1.3)	(2.4)	(2.6)
Write-off of accrued inventory charges	—	—	(0.1)	—
Accrual of new committed/announced programs	0.6	0.8	0.9	2.7
Foreign currency translation adjustment	0.3	0.1	0.3	0.3

Balance at end of period	$5.2	$6.1	$5.2	$6.1

Current portion	$2.2	$3.2	$2.2	$3.2
Non-current portion	3.0	2.9	3.0	2.9

Total	$5.2	$6.1	$5.2	$6.1

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. As of September 30, 2007, restricted cash of $2.0 million to fund the Company’s early retirement contracts for certain of its German employees comprised $1.6 million classified as other long-term assets and $0.4 million classified as prepayments and other current assets in the accompanying consolidated balance sheet.

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

The following represents a reconciliation of the changes in product warranty reserves (in millions):

	Fiscal Quarter Ended September 30, 2007	Fiscal Quarter Ended September 30, 2006	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006
Balance at beginning of period	$8.6	$7.6	$8.8	$7.8
Warranties accrued	2.2	1.1	4.1	2.1
Settlements made	(1.6)	(1.1)	(3.7)	(2.4)
Foreign currency translation adjustment	0.1	—	0.1	0.1

Balance at end of period	$9.3	$7.6	$9.3	$7.6

Current portion	$6.3	$4.2	$6.3	$4.2
Non-current portion	3.0	3.4	3.0	3.4

Total	$9.3	$7.6	$9.3	$7.6

8. Retirement Benefits

The Company has defined benefit plans in Germany and the United States. Pension benefits in Germany for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The U.S. defined benefit plan consists of only unionized hourly employees. The Company's policy is to fund its pension obligations in conformity with the funding requirements of the laws and governmental regulations applicable in the respective country.

Net periodic benefit cost for the German pension plan consists of the following (in millions):

	Fiscal Quarter Ended September 30, 2007	Fiscal Quarter Ended September 30, 2006	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006
Service cost	$0.2	$0.3	$0.4	$0.5
Interest cost	0.6	0.5	1.1	1.0
Amortization of prior service cost	0.1	—	0.2	0.1
Recognized net actuarial loss	—	—	—	0.1

Net periodic benefit cost	$0.9	$0.8	$1.7	$1.7

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic benefit cost for the U.S. pension plan consists of the following (in millions):

	Fiscal Quarter Ended September 30, 2007	Fiscal Quarter Ended September 30, 2006	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006
Service cost	$0.2	$0.2	$0.5	$0.5
Interest cost	—	—	0.1	—
Expected return on plan assets	—	—	(0.1)	—

Net periodic benefit cost	$0.2	$0.2	$0.5	$0.5

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. pension plan. The Company contributed approximately $0.3 million in the first half of fiscal 2008 to its U.S. plan and expects to contribute approximately $0.7 million during the remainder of the current fiscal year.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reporting Segment Products

Reporting Segment	Major Products
Metering and Related Communication Systems	Commercial and residential water, gas, electric and heat meters and AMR and AMI systems used by utilities. AMR systems include handheld and mobile radio-frequency reading systems. All meter reading system solutions include installation services and ongoing systems support.

All Other	Pipe joining, tapping and repair products that consist principally of pipe couplings, tapping sleeves and saddles, and repair clamps, which are used by utilities in pipe joining and pipe repair applications. Die casting products that consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets.

The following table provides revenue, operating income and pre-tax profit (loss) before minority interest for each segment (in millions):

	Fiscal Quarter Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Segment revenues
Metering and related communication systems	$146.4	$121.1	$287.9	$237.3
All other	33.9	36.1	67.8	70.9
Eliminations of inter-segment sales	(4.1)	(4.0)	(8.5)	(8.4)

Total	$176.2	$153.2	$347.2	$299.8

Operating income
Metering and related communication systems	$9.5	$7.2	$17.8	$11.3
All other	0.3	1.0	0.1	0.5

Total	$9.8	$8.2	$17.9	$11.8

Profit (loss) before income taxes and minority interest
Metering and related communication systems	$8.9	$6.8	$16.9	$12.5
All other	(10.1)	(9.1)	(20.7)	(19.4)

Total	$(1.2)	$(2.3)	$(3.8)	$(6.9)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information. Net sales to third parties and long-lived assets, which include property, plant and equipment (net), intangible assets (net) and goodwill, by geographic region are as follows (in millions):

	Net Sales		Long-Lived Assets
	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006	September 30, 2007	March 31, 2007
North America	$220.4	$198.9	$582.7	$593.8
Europe, Middle East, Africa	103.2	87.2	110.5	108.9
South America	9.5	6.4	2.0	1.5
Asia	14.1	7.3	24.2	21.2

Total	$347.2	$299.8	$719.4	$725.4

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

10. Comprehensive Loss

Comprehensive loss consists of the following (in millions):

	Fiscal Quarter Ended September 30, 2007	Fiscal Quarter Ended September 30, 2006	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006
Net loss	$(2.0)	$(3.2)	$(4.5)	$(9.8)
Other comprehensive income (loss):
Foreign currency translation adjustment	1.6	0.4	2.3	0.3
Unrealized loss on interest rate swaps, net of tax	(1.1)	(1.2)	(0.3)	(0.4)

Comprehensive loss	$(1.5)	$(4.0)	$(2.5)	$(9.9)

11. Income Taxes

Income tax provision (benefit) of $0.3 million and $(0.5) million, respectively, for the fiscal quarter and six months ended September 30, 2007 reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate. Previously, the Company’s tax provision was the result of income taxes being recorded based on the forecasted income of the Company’s operations. No income tax benefit was previously recorded for operating losses incurred on an interim basis where the realization of any such benefit was considered uncertain.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had $3.3 million of unrecognized tax benefits as of September 30, 2007, of which $2.9 million is reflected in other long-term liabilities on the accompanying consolidated balance sheet and would impact the Company’s effective tax rate if recognized in a future period. There were no significant changes to the Company’s unrecognized tax liabilities during the current fiscal quarter. The statute of limitations will expire on a portion of the Company’s unrecognized tax benefit during this fiscal year, which the Company expects will result in a decrease in the unrecognized tax benefit of approximately $0.3 million. The Company does not expect there to be any other material changes in the amount of unrecognized tax benefits within the next 12 months.

At April 1, 2007, the Company accrued $0.9 million in other long-term liabilities for interest and penalties related to unrecognized tax benefits in income tax expense. An additional $0.1 million of interest and penalties was recorded in income tax expense during each of the first and second quarters of fiscal 2008, resulting in $1.1 million of other long-term liabilities at September 30, 2007.

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

The Company entered into contracts that contain product warranties that could require performance under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At September 30, 2007, the Company had $6.0 million of letters of credit outstanding with expiration dates ranging from one month to 12 months.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Debt

The Company’s total indebtedness outstanding consists of the following (in millions):

	September 30, 2007	March 31, 2007
Current portion of U.S. term loan facility	$0.5	$—
U.S. revolving credit facility (short term)	4.9	—
Short-term borrowings-Rongtai	4.2	3.9

Total current portion of long-term debt and short-term borrowings	9.6	3.9

Long-term loan from Rongtai joint venture partner	0.4	0.4
U.S. term loan facility	171.5	177.0
European term loan facility	11.2	19.2
Senior subordinated notes	275.0	275.0

Total long-term debt	458.1	471.6

Total debt	$467.7	$475.5

14. Discontinued Operations

On September 30, 2004, the Company sold its 51% interest in Measurement Solutions International LLC, a full service meter asset management organization based in Paulsboro, New Jersey, for $0.5 million. The sale was also effected as part of the Company’s strategy to focus on its core business within the metering systems segment. The final installment of the purchase consideration of $0.2 million in cash received in September 2006 was recorded as a gain of $0.1 million on disposition of discontinued operations, net of tax of $0.1 million, for the fiscal quarter and six months ended September 30, 2006.

15. Guarantor Subsidiaries

The following tables present the condensed consolidating balance sheets at September 30, 2007 (unaudited) and March 31, 2007 and unaudited statements of operations and cash flows for the fiscal quarters and six months ended September 30, 2007 and 2006, as applicable, for a) Bermuda 2 (referred to as Parent), b) Sensus Metering Systems Inc. (“SMS Inc.”), the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Bermuda 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Bermuda 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because SMS Inc. and the Guarantor Subsidiaries are 100% owned by Bermuda 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets (unaudited)

September 30, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$4.8	$(0.2)	$24.0	$—	$28.6
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	41.4	10.5	45.4	—	97.3
From affiliates	(0.8)	33.9	0.6	(33.7)	—	—
Other	—	(0.1)	2.1	0.2	—	2.2
Inventories, net	—	24.6	12.6	29.0	—	66.2
Prepayments and other current assets	—	2.4	2.6	8.1	—	13.1
Deferred income taxes	—	4.6	1.8	—	—	6.4

Total current assets	(0.8)	111.6	30.0	73.0	—	213.8

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	37.4	30.6	69.3	—	137.3
Intangible assets, net	—	161.0	11.8	37.7	—	210.5
Goodwill	—	289.1	55.0	27.5	—	371.6
Investment in subsidiaries	685.3	145.3	—	—	(830.6)	—
Deferred income taxes	—	0.1	8.7	—	—	8.8
Other long-term assets	0.2	21.4	(0.2)	3.2	—	24.6

Total assets	$684.7	$1,199.1	$135.9	$239.8	$(1,292.9)	$966.6

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$27.5	$6.5	$23.6	$—	$57.6
Accruals and other current liabilities	—	28.8	3.8	33.2	—	65.8
Current portion of long-term debt	—	0.5	—	—	—	0.5
Short-term borrowings	—	4.9	—	4.2	—	9.1
Income taxes payable	—	5.2	(5.9)	0.7	—	—
Restructuring accruals	—	0.3	—	1.9	—	2.2

Total current liabilities	—	67.2	4.4	63.6	—	135.2

Notes payable to affiliates	462.3	6.7	(10.4)	3.7	(462.3)	—
Long-term debt, less current portion	—	446.5	—	11.6	—	458.1
Pensions	—	0.5	0.4	49.1	—	50.0
Deferred income taxes	—	50.9	(0.8)	22.8	—	72.9
Other long-term liabilities	—	9.6	3.7	5.2	—	18.5
Minority interest	—	—	—	9.5	—	9.5

Total liabilities	462.3	581.4	(2.7)	165.5	(462.3)	744.2

Stockholders’ equity	222.4	617.7	138.6	74.3	(830.6)	222.4

Total liabilities and stockholders’ equity	$684.7	$1,199.1	$135.9	$239.8	$(1,292.9)	$966.6

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended September 30, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$85.8	$29.4	$69.7	$(8.7)	$176.2
Cost of sales	—	63.3	24.3	50.7	(8.7)	129.6

Gross profit	—	22.5	5.1	19.0	—	46.6

Selling, general and administrative expenses	—	15.8	(0.3)	14.5	—	30.0
Restructuring costs	—	0.1	—	0.8	—	0.9
Amortization of intangible assets	—	4.2	0.8	0.5	—	5.5
Other operating expense (income), net	—	0.7	—	(0.3)	—	0.4

Operating income	—	1.7	4.6	3.5	—	9.8

Non-operating (expense) income:
Interest expense, net	—	(9.6)	—	(0.9)	—	(10.5)
Equity in (loss) earnings of subsidiaries	(2.0)	5.5	—	—	(3.5)	—
Other expense, net	—	—	—	(0.5)	—	(0.5)

(Loss) income before income taxes and minority interest	(2.0)	(2.4)	4.6	2.1	(3.5)	(1.2)

Provision (benefit) for income taxes	—	0.6	(0.7)	0.4	—	0.3

(Loss) income before minority interest	(2.0)	(3.0)	5.3	1.7	(3.5)	(1.5)

Minority interest	—	—	—	(0.5)	—	(0.5)

Net (loss) income	$(2.0)	$(3.0)	$5.3	$1.2	$(3.5)	$(2.0)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Six Months Ended September 30, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$169.8	$59.1	$135.9	$(17.6)	$347.2
Cost of sales	—	125.8	49.3	99.7	(17.6)	257.2

Gross profit	—	44.0	9.8	36.2	—	90.0

Selling, general and administrative expenses	—	30.8	(0.3)	28.2	—	58.7
Restructuring costs	—	0.1	—	1.4	—	1.5
Amortization of intangible assets	—	8.4	1.6	1.0	—	11.0
Other operating expense (income), net	—	1.4	—	(0.5)	—	0.9

Operating income	—	3.3	8.5	6.1	—	17.9

Non-operating (expense) income:
Interest expense, net	—	(19.1)	—	(2.0)	—	(21.1)
Equity in (loss) earnings of subsidiaries	(4.5)	12.2	—	—	(7.7)	—
Other expense, net	—	(0.1)	—	(0.5)	—	(0.6)

(Loss) income before income taxes and minority interest	(4.5)	(3.7)	8.5	3.6	(7.7)	(3.8)

Provision (benefit) for income taxes	—	1.3	(2.7)	0.9	—	(0.5)

(Loss) income before minority interest	(4.5)	(5.0)	11.2	2.7	(7.7)	(3.3)

Minority interest	—	—	—	(1.2)	—	(1.2)

Net (loss) income	$(4.5)	$(5.0)	$11.2	$1.5	$(7.7)	$(4.5)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Fiscal Quarter Ended September 30, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$71.8	$32.4	$58.4	$(9.4)	$153.2
Cost of sales	—	50.2	25.2	43.3	(9.4)	109.3

Gross profit	—	21.6	7.2	15.1	—	43.9

Selling, general and administrative expenses	—	14.6	0.4	12.9	—	27.9
Restructuring costs	—	—	—	1.1	—	1.1
Amortization of intangible assets	—	3.9	0.8	1.3	—	6.0
Other operating expense, net	—	0.7	—	—	—	0.7

Operating income (expense)	—	2.4	6.0	(0.2)	—	8.2

Non-operating (expense) income:
Interest expense, net	(0.1)	(9.2)	(0.2)	(1.0)	—	(10.5)
Equity in (loss) earnings of subsidiaries	(3.1)	7.8	—	—	(4.7)	—

(Loss) income from continuing operations before income taxes and minority interest	(3.2)	1.0	5.8	(1.2)	(4.7)	(2.3)

Provision (benefit) for income taxes	—	2.0	(1.6)	0.4	—	0.8

(Loss) income from continuing operations before minority interest	(3.2)	(1.0)	7.4	(1.6)	(4.7)	(3.1)

Minority interest	—	—	—	(0.2)	—	(0.2)

(Loss) income from continuing operations	(3.2)	(1.0)	7.4	(1.8)	(4.7)	(3.3)

Gain from discontinued operations	—	0.1	—	—	—	0.1

Net (loss) income	$(3.2)	$(0.9)	$7.4	$(1.8)	$(4.7)	$(3.2)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations (unaudited)

Six Months Ended September 30, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$141.7	$64.6	$112.2	$(18.7)	$299.8
Cost of sales	—	99.1	51.3	83.6	(18.7)	215.3

Gross profit	—	42.6	13.3	28.6	—	84.5

Selling, general and administrative expenses	—	29.7	1.0	26.0	—	56.7
Restructuring costs	—	—	—	3.0	—	3.0
Amortization of intangible assets	—	7.9	1.6	2.1	—	11.6
Other operating expense, net	—	1.4	—	—	—	1.4

Operating income (loss)	—	3.6	10.7	(2.5)	—	11.8

Non-operating (expense) income:
Interest expense, net	(0.1)	(18.1)	(0.5)	(2.1)	—	(20.8)
Equity in (loss) earnings of subsidiaries	(9.7)	12.9	—	—	(3.2)	—
Other income, net	—	0.1	—	2.0	—	2.1

(Loss) income from continuing operations before income taxes and minority interest	(9.8)	(1.5)	10.2	(2.6)	(3.2)	(6.9)

Provision (benefit) for income taxes	—	4.2	(2.2)	0.7	—	2.7

(Loss) income from continuing operations before minority interest	(9.8)	(5.7)	12.4	(3.3)	(3.2)	(9.6)

Minority interest	—	—	—	(0.3)	—	(0.3)

(Loss) income from continuing operations	(9.8)	(5.7)	12.4	(3.6)	(3.2)	(9.9)

Gain from discontinued operations	—	0.1	—	—	—	0.1

Net (loss) income	$(9.8)	$(5.6)	$12.4	$(3.6)	$(3.2)	$(9.8)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Six Months Ended September 30, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(4.5)	$(5.0)	$11.2	$1.5	$(7.7)	$(4.5)
Non-cash adjustments	—	13.8	4.4	7.2	—	25.4
Undistributed equity in loss (earnings) of subsidiaries	4.5	(12.2)	—	—	7.7	—
Changes in operating assets and liabilities	—	2.2	(15.6)	8.3	—	(5.1)

Net cash (used in) provided by operating activities	—	(1.2)	—	17.0	—	15.8

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(4.8)	(1.4)	(7.3)	—	(13.5)
Acquisition	—	(1.4)	—	—	—	(1.4)

Net cash used in investing activities	—	(6.2)	(1.4)	(7.3)	—	(14.9)

Financing activities
Principal payments on debt	—	(5.0)	—	(8.0)	—	(13.0)
Increase in short-term borrowings	—	4.9	—	0.2	—	5.1

Net cash used in financing activities	—	(0.1)	—	(7.8)	—	(7.9)

Effect of exchange rate changes on cash	—	—	—	0.7	—	0.7
(Decrease) increase in cash and cash equivalents	$—	$(7.5)	$(1.4)	$2.6	$—	$(6.3)

Cash and cash equivalents at beginning of year	$—	$12.3	$1.2	$21.4	$—	$34.9

Cash and cash equivalents at end of period	$—	$4.8	$(0.2)	$24.0	$—	$28.6

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows (unaudited)

Six Months Ended September 30, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(9.8)	$(5.6)	$12.4	$(3.6)	$(3.2)	$(9.8)
Non-cash adjustments	—	15.3	0.2	7.0	—	22.5
Undistributed equity in loss (earnings) of subsidiaries	9.7	(12.9)	—	—	3.2	—
Changes in operating assets and liabilities	0.1	0.8	(12.5)	(5.4)	—	(17.0)

Net cash (used in) provided by operating activities	—	(2.4)	0.1	(2.0)	—	(4.3)

Investing activities
Expenditures for property, plant and equipment and intangibles	—	(2.6)	(0.9)	(2.9)	—	(6.4)
Acquisitions	—	(50.0)	—	(0.6)	—	(50.6)
Proceeds from sale of assets	—	—	—	1.8	—	1.8

Net cash used in investing activities	—	(52.6)	(0.9)	(1.7)	—	(55.2)

Financing activities
Debt issuance costs	—	(0.6)	—	—	—	(0.6)
Increase in short-term borrowings	—	0.7	—	—	—	0.7
Equity contributions for AMDS acquisition	—	30.4	—	—	—	30.4

Net cash provided by financing activities	—	30.5	—	—	—	30.5

Effect of exchange rate changes on cash	—	—	—	0.5	—	0.5
Decrease in cash and cash equivalents	$—	$(24.5)	$(0.8)	$(3.2)	$—	$(28.5)

Cash and cash equivalents at beginning of year	$—	$26.7	$0.7	$25.2	$—	$52.6

Cash and cash equivalents at end of period	$—	$2.2	$(0.1)	$22.0	$—	$24.1

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

We operate on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31, and the fiscal half, which is September 30. References herein to a fiscal quarter refer to the three-month period ended as of that date. The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements for the fiscal quarter and six months ended September 30, 2007 and the related notes thereto included in this report and the audited consolidated financial statements for the year ended March 31, 2007 and related notes thereto included in our Annual Report on Form 10-K filed with the SEC.

Unless the context otherwise indicates or requires, the use in this Quarterly Report on Form 10-Q of the terms “we,” “us” or “our” refers to Sensus Metering Systems (Bermuda 2) Ltd. and its consolidated subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts to the nearest hundred thousand dollars.

General

We are a leading provider of advanced metering technologies and related metering communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We believe we are the largest global manufacturer of water meters and have a substantial share of the sales of AMR devices to the North American water utilities market. Additionally, we believe we are a leading global developer and manufacturer of gas and heat metering systems and are an active participant in the North American electric metering systems market. We are recognized throughout the utility industry for developing and manufacturing metering products with long-term accuracy and unique product features, innovative metering communications systems, as well as for providing comprehensive customer service for all of our products and services. Continuing our efforts to provide the utility markets with leading edge metering communications systems, in July 2006 we acquired AMDS, a developer of an AMI fixed network radio frequency system. With the AMDS acquisition we now provide an advanced fixed network AMI solution to all three North America utility markets. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

History

The Company was formed on December 18, 2003 through the acquisition of the metering systems and certain other businesses of Invensys. On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $65.7 million consisting of $52.9 million in cash through September 30, 2007 and 15,000 vested preference shares issued by Bermuda 1 with an estimated fair value of $12.8 million. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. The vested preference shares are subject to mandatory redemption by Bermuda 1 for $15.0 million at the option of the holder once certain future performance targets are achieved. On the earlier of an initial public offering, change of control or the fifth anniversary of the closing date, any vested shares that have not been redeemed for liquidation value or converted into common shares of Bermuda 1 will then become redeemable by Bermuda 1 or convertible regardless of whether the performance measures have been met. This purchase is expected to provide the Company with core capability to deliver comprehensive AMI technology with robust two-way offerings to the electricity market and powerful one-way solutions for the water and gas markets, which complements the Company’s existing AMR technologies. Prior to the acquisition, the Company had marketed AMDS’ technology to the electric utility and combined utility markets in North America under an exclusive licensing agreement.

The Company is also required to make additional future cash payments to AMDS based on a specified percentage of certain financial performance measures of the acquired business through March 2011. As of September 30, 2007, the Company has accrued $2.3 million related to the performance of the acquired business, net of $0.9 million paid in accordance with the purchase agreement.

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

Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares. Accordingly, the estimated fair value of the vested preference shares has been reflected within stockholder’s equity in the accompanying consolidated balance sheet at September 30, 2007 since it represents a capital contribution from Bermuda 1. The Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1.

Other Information about Our Business

The following table presents, as of the dates indicated, additional information about our operations and business:

	Fiscal Quarter Ended
	September 30, 2007	June 30, 2007	March 31, 2007	December 30, 2006	September 30, 2006	July 1, 2006
Orders (in millions)	$182.7	$178.4	$185.3	$168.9	$162.0	$150.6
Total net sales (in millions)	$176.2	$171.0	$188.4	$144.7	$153.2	$146.6
Employees	3,884	3,862	3,762	3,743	3,831	3,835

Backlog

The Company’s total backlog at September 30, 2007 and 2006 was $88.0 million and $61.9 million, respectively. The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders.

Results of Operations

The following table provides summary results of operations of the Company for the periods presented:

	Fiscal Quarter Ended September 30, 2007%		Fiscal Quarter Ended September 30, 2006%		Six Months Ended September 30, 2007%		Six Months Ended September 30, 2006%
	(in millions)
Net sales	$176.2	100%	$153.2	100%	$347.2	100%	$299.8	100%
Gross profit	46.6	26%	43.9	29%	90.0	26%	84.5	28%
Selling, general and administrative expenses	30.0	17%	27.9	18%	58.7	17%	56.7	19%
Restructuring costs	0.9	—	1.1	1%	1.5	1%	3.0	1%
Amortization of intangible assets	5.5	3%	6.0	4%	11.0	3%	11.6	4%
Other operating expense, net	0.4	—	0.7	—	0.9	—	1.4	—

Operating income	9.8	6%	8.2	6%	17.9	5%	11.8	4%
Interest expense, net	(10.5)	(6)%	(10.5)	(7)%	(21.1)	(6)%	(20.8)	(7)%
Other (expense) income, net	(0.5)	—	—	—	(0.6)	—	2.1	1%

Loss from continuing operations before income taxes and minority interest	(1.2)	—	(2.3)	(1)%	(3.8)	(1)%	(6.9)	(2)%
Provision (benefit) for income taxes	0.3	1%	0.8	1%	(0.5)	—	2.7	1%

Loss from continuing operations before minority interest	(1.5)	(1)%	(3.1)	(2)%	(3.3)	(1)%	(9.6)	(3)%
Minority interest	(0.5)	—	(0.2)	—	(1.2)	—	(0.3)	—

Loss from continuing operations	(2.0)	(1)%	(3.3)	(2)%	(4.5)	(1)%	(9.9)	(3)%
Gain from discontinued operations	—	—	0.1	—	—	—	0.1	—

Net loss	$(2.0)	(1)%	$(3.2)	(2)%	$(4.5)	(1)%	$(9.8)	(3)%

Fiscal Quarter and Six Months Ended September 30, 2007 Compared with Fiscal Quarter and Six Months Ended September 30, 2006

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

Net Sales. Net sales increased $23.0 million (including a $4.2 million favorable foreign currency impact), or 15%, to $176.2 million for the fiscal quarter ended September 30, 2007 from $153.2 million for the fiscal quarter ended September 30, 2006. For the six months ended September 30, 2007, net sales increased $47.4 million (including an $8.0 million favorable foreign currency impact), or 16%, to $347.2 million from $299.8 million in the six months ended September 30, 2006. The increases were due to continued growth in the underlying markets and in AMR and AMI applications, expansion into new markets in Europe and China and strengthening economies in Central Europe and South America, slightly offset by slowed housing and the ailing U.S. automotive markets.

North American water meter sales increased $0.2 million and $1.1 million for the fiscal quarter and six months ended September 30, 2007, respectively, compared to the fiscal quarter and six months ended

September 30, 2006. Water and heat meter division sales outside of North America increased $11.4 million (including a $3.8 million favorable foreign currency impact) and $22.0 million (including a $7.2 million favorable foreign currency impact) for the fiscal quarter and six months ended September 30, 2007, respectively, as compared to the previous corresponding fiscal quarter and six-month period. The increases, representing 24% in both periods, were principally the result of growth in Eastern Europe, Africa and South America, entry into new markets and a strengthening economy in Central Europe and South America.

Electric/AMI meter sales increased $9.4 million, or 42%, and $19.1 million, or 44%, for the fiscal quarter and six months ended September 30, 2007, respectively, as compared to the fiscal quarter and six months ended September 30, 2006, due to continued growth in sales of our iCon® electric meter products with embedded AMI applications and FlexNet water and gas modules.

Gas meter sales increased $4.3 million, or 30%, and $8.4 million, or 28%, for the current fiscal quarter and six-month period, respectively, as compared to the prior corresponding fiscal quarter and six-month period, on higher sales volumes of residential gas meters, regulators and parts.

Pipe joining and repair products sales decreased by $0.8 million and $0.7 million for the fiscal quarter and six months ended September 30, 2007, respectively, as compared to the fiscal quarter and six months ended September 30, 2006 due to a slowdown in new housing starts. Sales from our precision die casting products decreased $1.5 million, or 10%, and $2.5 million, or 9%, for the current fiscal quarter and six-month period, respectively, as compared to the prior corresponding fiscal quarter and six-month period principally due to decreased demand from the U.S. automotive market, partially offset by increased sales volumes in the Chinese automotive market.

Our top ten customers accounted for approximately 31% of net sales for the six months ended September 30, 2007. Sales to distributors affiliated with HD Supply Waterworks, Ltd. (formerly Home Depot Waterworks Supply, Inc.) constituted approximately 12% of net sales in the current six-month period. No other individual customer accounted for more than 5% of net sales.

Gross Profit. Gross profit increased $2.7 million (including a $1.2 million favorable foreign exchange impact), or 6%, to $46.6 million for the fiscal quarter ended September 30, 2007 from $43.9 million for the fiscal quarter ended September 30, 2006. For the six months ended September 30, 2007, gross profit increased $5.5 million, (including a $2.3 million favorable foreign exchange impact), or 7%, to $90.0 million from $84.5 million for the six months ended September 30, 2006. The gross profit percentage decreased to 26% in both the current fiscal quarter and six-month period from 29% and 28% in the prior corresponding fiscal quarter and six-month period, respectively, as the result of AMI overheads due to the AMDS acquisition, an unfavorable product mix and increased material costs for brass, plastic resins, steel and aluminum, partially offset by higher sales and increases in selling prices.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the current fiscal quarter and six-month period increased by $2.1 million and $2.0 million (including $1.0 million and $1.9 million in unfavorable foreign currency impacts), respectively, compared to the prior corresponding fiscal quarter and six-month period. SG&A expenses increased marginally due to our investment in infrastructure related to the AMI business and the higher level of sales across the Company.

Restructuring Costs. Restructuring costs for the fiscal quarter and six months ended September 30, 2007 decreased $0.2 million and $1.5 million from the fiscal quarter and six months ended September 30, 2006, respectively. The decreases relate primarily to the timing of European manufacturing early retirement restructuring initiatives.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets decreased to $5.5 million and $11.0 for the current fiscal quarter and six-month period, respectively, from $6.0 million and $11.6 million for the prior corresponding fiscal quarter and six-month period, respectively. The decreases were primarily due to the prior year accelerated amortization related to the realignment of our research and development facilities associated with our fixed-based network solutions.

Other Operating Expense, Net. Other operating expense, net decreased $0.3 million and $0.5 million for the fiscal quarter and six months ended September 30, 2007, respectively, compared to the prior corresponding fiscal quarter and six-month period. Other operating expense, net for the current fiscal quarter and six-month period consisted of management fees of $0.7 million and $1.4 million, respectively, paid to The Jordan Company, L.P., partially offset by other non-recurring income of $0.3 million and $0.5 million, respectively.

Interest Expense, Net. Interest expense, net was the same for the current fiscal quarter and the prior corresponding fiscal quarter and increased $0.3 million for the six months ended September 30, 2007 compared to the six months ended September 30, 2006 due to higher amortization of deferred financing costs and increased interim short-term borrowings under the Company’s U.S. revolving credit facility.

Other Non-Operating (Expense) Income, Net. Other non-operating expense, net of $0.5 million and $0.6 million for the current fiscal quarter and six months ended September 30, 2007, respectively, principally relates to net transactional foreign currency losses recorded in the current fiscal quarter. Other non-operating income, net of $2.1 million for the six months ended September 30, 2006 was due to the gain on the sale of our idle manufacturing facility in France and net transactional foreign currency gains.

Provision (Benefit) for Income Taxes. Income tax expense was $0.3 million for the fiscal quarter ended September 30, 2007 compared to $0.8 million for the fiscal quarter ended September 30, 2006, and income tax benefit was $(0.5) million for the six months ended September 30, 2007 compared to income tax expense of $2.7 million for the six months ended September 30, 2006. Income tax provision (benefit) for the current fiscal quarter and six-month period reflects the Company’s pre-tax loss based on the Company’s estimated annual effective tax rate. Previously, the Company’s tax provision was the result of income taxes being recorded based on the forecasted income of the Company’s operations. No income tax benefit was previously recorded for operating losses incurred on an interim basis where the realization of any such benefit was considered uncertain.

Minority Interest. Minority interest expense increased $0.3 million and $0.9 million for the fiscal quarter and six months ended September 30, 2007, respectively, as compared to the fiscal quarter and six months ended September 30, 2006, which was principally attributable to our partner’s share of earnings for our Rongtai joint venture.

Net Loss. For the fiscal quarter ended September 30, 2007, the Company had net loss of $2.0 million compared to a $3.2 million net loss for the fiscal quarter ended September 30, 2006. Net loss of $4.5 million for the six months ended September 30, 2007 decreased by $5.3 million from $9.8 million in the prior corresponding six-month period. The decrease in both periods was primarily a result of higher gross profit, lower restructuring costs and lower income tax expense, which more than offset increased SG&A expenses and other non-operating expense.

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

The following table sets forth a management reconciliation of the differences between EBITDA and net loss calculated in accordance with GAAP (in millions):

	Fiscal Quarter Ended September 30, 2007	Fiscal Quarter Ended September 30, 2006	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006
Net loss	$(2.0)	$(3.2)	$(4.5)	$(9.8)
Depreciation and amortization	11.7	12.3	22.7	23.5
Interest expense, net	10.5	10.5	21.1	20.8
Income tax provision (benefit)	0.3	0.8	(0.5)	2.7
Minority interest	0.5	0.2	1.2	0.3

EBITDA	$21.0	$20.6	$40.0	$37.5

Gain from discontinued operations	—	(0.1)	—	(0.1)

EBITDA (excluding discontinued operations)	$21.0	$20.5	$40.0	$37.4

EBITDA increased $0.4 million to $21.0 million for the fiscal quarter ended September 30, 2007 from $20.6 million for the fiscal quarter ended September 30, 2006 and increased $2.5 million to $40.0 million for the current six-month period from $37.5 for the prior corresponding six-month period primarily as a result of higher gross profit and lower restructuring costs, which more than offset increased SG&A expenses and other non-operating expense.

Liquidity and Capital Resources

During the six months ended September 30, 2007, we funded our operating, investing and financing requirements through cash on hand and borrowings under our senior credit facilities. We generally fund operating and capital requirements from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow provided by (used in) operating activities for the six months ended September 30, 2007 and 2006 was $15.8 million and $(4.3) million, respectively. The $20.1 million increase in the current six-month period as compared to the prior corresponding six-month period primarily was the result of decreased inventory purchases and the timing of payments on accounts payable and accrued expenses.

Cash expenditures for restructuring for the six months ended September 30, 2007 and 2006 were $3.0 million and $2.9 million, respectively, and were reflected within cash used in operations. As of September 30, 2007, we had $5.2 million of restructuring accruals reflected on our consolidated balance sheet reflected within current liabilities and other long-term liabilities. Additional restructuring expenses of approximately $5.4 million are expected to be incurred in fiscal 2008 as current restructuring programs are completed and new initiatives are undertaken.

Working capital as a percentage of net sales decreased to 11% at September 30, 2007 as compared with 12% at September 30, 2006 due to higher accounts payable, accrued expenses and interim short-term borrowings, partially offset by increased accounts receivable resulting from higher sales.

Cash used for investing activities of $14.9 million and $55.2 million for the six months ended September 30, 2007 and 2006, respectively, represents payments for capital expenditures, intangibles, software development costs and business acquisitions, partially offset by proceeds from the disposition of property, plant and equipment and business units. Capital expenditures were $11.5 million and $6.1 million for the six months ended September 30, 2007 and 2006, respectively. Capital expenditure requirements were comprised of equipment, molds and tooling for replacement and expenditures for cost reduction, maintenance, safety and expansion initiatives. For fiscal 2008, we expect to make capital expenditures of approximately $25.0 million reflecting our continuing emphasis on a growth-oriented capital expenditures program. Business acquisition expenditures of $1.4 million for the current six months related to the performance of the acquired AMDS business.

Net cash used in financing activities of $7.9 million for the six months ended September 30, 2007 represents principal payments of $13.0 million on the Company’s term loan facilities in the six-month period, partially offset by $5.1 million in interim short-term borrowings under the Company’s U.S. revolving credit facility. For the six months ended September 30, 2006, net cash provided by financing activities represents an increase in indebtedness under the Company’s U.S. revolving credit facility of $0.7 million and equity contributions of $30.4 million in cash from Bermuda 1 related to the AMDS acquisition, slightly offset by debt issuance costs of $0.6 million paid in connection with the second amendment to the Company’s senior credit facilities in May 2006.

We maintain senior credit facilities that provide for senior secured financing totaling $253.2 million, consisting of a) two term loan facilities in an aggregate amount of $183.2 million, including a $172.0 million U.S. term loan facility and a $11.2 million European term loan facility, and b) two revolving credit facilities in an aggregate amount of $70.0 million, under which $40.0 million is available in the form of U.S. dollar-denominated loans and $30.0 million is available in the form of U.S. dollar-denominated loans or in the form of euro- or U.K. sterling-denominated loans. See below for discussion regarding the Company’s total indebtedness at September 30, 2007. The term loan facilities mature on December 17, 2010. Borrowing costs under the term loan facility are based on variable rates tied to the London Interbank Offered Rate (“LIBOR”) plus a 2% margin, or the greater of the Prime Rate and the Federal Funds Effective Rate plus a 1% margin. Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities.

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

As of September 30, 2007, we had $467.7 million of total indebtedness outstanding, consisting of $275.0 million of senior subordinated notes, $172.0 million under the U.S. term loan facility, $11.2 million under the European term loan facility, $9.1 million in short-term borrowings (comprising $4.9 million under the U.S. revolving credit facility and $4.2 million in Rongtai) and a $0.4 million variable-rate, long-term loan from the Rongtai joint venture partner. Interest expense, net, including amortization of deferred financing costs, was $10.5 million and $21.1 million for the fiscal quarter and six months ended September 30, 2007, respectively. The next scheduled principal payments on the term loan facilities are due in September 2008. In addition to the $4.9 million borrowings outstanding under the revolving credit facility at September 30, 2007, an additional $6.0 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at September 30, 2007.

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

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of September 30, 2007, assets of foreign subsidiaries constituted approximately 34% of total assets. Foreign currency exchange rate exposure is most significant with respect to our European and South American operations. For the fiscal quarter and six months ended September 30, 2007, net sales were positively impacted by the valuation of foreign currencies, primarily the euro, versus the U.S. dollar by $4.2 million and $8.0 million, respectively. In periods of a strengthening U.S. dollar, however, our results of operations could experience a negative currency translation impact.

Currency transaction exposure. Currency transaction exposure arises when a business has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros and Slovakian korunas, to substantially offset the remeasurement impact of currency rate changes on intercompany receivables and payables and other underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. Holding all other variables constant, a change in the contracted forward rates of 1% on our forward contracts denominated in the present foreign currencies would result in a gain or loss of $0.1 million, which we believe would offset the impact of currency gains and losses related to certain receivables and payables. We expect to continue to utilize forward contracts to manage foreign currency exchange risks in the future.

Interest rate risk. We have a significant amount of debt, with a large portion being at variable rates. The Company’s total indebtedness as of September 30, 2007 was $467.7 million, of which $192.7 million (including the $0.4 million long-term loan from the Rongtai joint venture partner) bears interest at variable rates. As of September 30, 2007, substantially all of our variable-rate borrowings were under the senior credit facilities and were at the adjusted LIBOR plus 2.0%. At September 30, 2007, the weighted-average interest rate on our variable-rate term debt was approximately 7.2% (consisting of approximately 5.2% LIBOR plus 2.0%). Holding all other variables constant, a change in the interest rate of 1% on our variable-rate debt would impact annual interest costs by $0.9 million, after giving effect to the interest rate swaps discussed below.

On December 9, 2005 and March 24, 2006, the Company entered into interest rate swap agreements, each with a notional amount of $50.0 million, to hedge exposure to variable interest rates. The purpose of the swaps, designated as a cash flow hedge, is to effectively hedge the Company’s interest payments on a portion of its variable-rate debt. Under the terms of the swap agreements, which are effective January 20, 2006 and August 22, 2006 and terminate on September 30, 2010 and June 30, 2010, respectively, the Company receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at a fixed rate of 4.927% and 5.121%, respectively. Changes in the Company’s cash flows attributable to the risk being hedged are expected to be offset by the hedging derivatives, and therefore changes in the fair value of the swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness of the swaps is required to be recognized in earnings. Other comprehensive loss of $1.1 million (net of tax of $0.8 million) and $0.3 million (net of tax of $0.3 million) for the fiscal quarter and six months ended September 30, 2007, respectively, reflects the decrease in fair value of the interest rate swaps due to fluctuations in interest rates during those periods. Other comprehensive loss of $1.2 million (net of tax of $0.7 million) and $0.4 million (net of tax of $0.3 million) for the fiscal quarter and six months ended September 30, 2006, respectively, relates to these swaps. We expect to continue to utilize interest rate swap agreements to manage interest rate risk in the future.

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

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fiscal quarter ended September 30, 2007.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

Date: November 14, 2007	By:	/s/ DANIEL W. HARNESS
Daniel W. Harness Chief Executive Officer & President (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ PETER MAINZ
Peter Mainz Chief Operating Officer & Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2007	By:	/s/ THOMAS D’ORAZIO
Thomas D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

SENSUS METERING SYSTEMS INC.

Date: November 14, 2007	By:	/s/ DANIEL W. HARNESS
Daniel W. Harness Chief Executive Officer & President (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ PETER MAINZ
Peter Mainz Chief Operating Officer & Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2007	By:	/s/ THOMAS D’ORAZIO
Thomas D’Orazio Senior Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.