Form 10-K
period 2008-03-31
SENSUS METERING SYSTEMS BERMUDA 2 LTD; SENSUS METERING SYSTEMS INC
filed 2008-05-20
CIK 1281226, 1281223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-113658

Sensus Metering Systems (Bermuda 2) Ltd.	Sensus Metering Systems Inc.
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Bermuda	98-0413362	Delaware	51-0338883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

    Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 16, 2008, Sensus Metering Systems (Bermuda 2) Ltd. had 12,000 common shares outstanding, all of which were owned by Sensus Metering Systems (Bermuda 1) Ltd,. and Sensus Metering Systems Inc. had 283.603994 shares of common stock outstanding, all of which were owned by Sensus Metering Systems (Bermuda 2) Ltd.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as deemed applicable, and amendments to those reports are available free of charge on our internet web site at http://www.sensus.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

General

We are a leading provider of advanced metering technologies and related metering communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We believe we are the largest global manufacturer of water meters and have a substantial share of the sales of automatic meter reading (“AMR”) devices to the North American water utilities market. Additionally, we believe we are a leading global developer and manufacturer of gas and heat metering systems and are a growing participant in the North American electric metering systems market. We are recognized throughout the utility industry for developing and manufacturing metering products with long-term accuracy and unique product features, innovative metering communications systems, as well as for providing comprehensive customer service for all of our products and services. Continuing our efforts to provide the utility markets with leading edge metering communications systems, in July 2006 we acquired Advanced Metering Data Systems, L.L.C. (“AMDS”), a developer of an advanced metering infrastructure (“AMI”) fixed network radio frequency (“RF”) system. With the AMDS acquisition, we now provide an advanced fixed network AMI solution to all three North American utility markets. See Item 7 and Item 8 of this Annual Report for additional information regarding this acquisition. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

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

Industry, Markets and Products

We have three principal business lines: metering systems, pipe joining and repair products, and precision die casting products, accounting for approximately 83%, 9% and 8% of net sales, respectively, for fiscal 2008. Metering systems, the largest business line, includes advanced metering technologies, such as AMI and AMR communications systems and four principal metering technology categories: water, gas, electricity and heat. Under the Smith-Blair brand name, we manufacture pipe joining and repair products used primarily by water and gas utilities. Our precision die casting business line includes precision die castings that are used internally for our gas meter housings and sold externally, primarily to the top five suppliers to the U.S. automotive industry (“Tier I”). For fiscal 2006, 2007 and 2008, we had net sales from continuing operations of $613.9 million, $632.9 million and $694.2 million, respectively. Fiscal 2008 excludes $31.4 million of revenue from long-term AMI electric and gas contracts billed to customers but deferred for accounting purposes (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures” and “—Critical Accounting Policies” in Item 7 of this Annual Report). Including the deferred revenue, net sales for fiscal 2008 would have been $725.6 million.

Metering Systems

We provide advanced metering and communication technologies, products and solutions to utilities throughout the world and have a large installed base of meters worldwide. The North American and European utility markets are the largest markets in which we compete.

Demand for meters has historically been driven by replacement and repair activities, upgrades to new features or technologies and new construction activity. Demand for metering communications systems has historically been driven by the operational savings achieved through the removal of manual meter reading labor. Such communications systems, referred to as AMR, are one-way systems that provide meter readings once a month. In recent years, the market for metering communications systems has shown a preference for a more complex communication platform with increased data demands and, accordingly, AMI has emerged as a new technology. In addition to providing the traditional savings of removing manual meter readers, AMI provides for two-way information, meter readings multiple times per day and a mechanism for energy conservation initiatives. As a result of these benefits, the AMI and AMR markets have experienced significant growth. We offer complete multi-utility AMI and AMR solutions to the water, gas and electric utility markets in North America. In addition to our own AMI and AMR systems, our meters are compatible with most of the leading AMI and AMR systems on the market today.

Electricity Metering and AMI. The Company participates in electric markets that follow the American National Standards Institute standards. Our principal market is North America where we participate with our iCon® solid-state electricity meter and our Sensus FlexNet® AMI system for residential metering applications. The North American electric utility market is made up of approximately 3,000 electric utilities having approximately 140 million electric meters for residential, commercial and industrial applications. The two main segments of the electric utility market are investor owned utilities (“IOUs”) and public or municipal utilities. IOUs make up 7% of the electric utilities, but manage approximately 70% of the metering services. In the United States, recent energy legislation—the Energy Policy Act of 2005 and the Energy Advancement and Investment Act of 2007—created a requirement for the utility regulatory bodies in each state to consider implementing advanced metering solutions. This requirement has been a significant driver in the United States for utilities to upgrade or replace their existing electricity meters with AMR or AMI systems.

We believe FlexNet® provides the utility industry’s most reliable and flexible two-way AMI fixed network. We believe utility customers can benefit from the dependable performance of a dedicated, primary-use, FCC licensed and protected communications network combined with ANSI compliant metering, IP-based wide area communications, open standards home area networking, advanced smart grid products, and IP-based information systems. The Company delivers timely and accurate AMI communications through redundant RF data paths with greater RF power than competing systems. This allows utilities to communicate with a complete range of endpoint devices including smart water, gas and electric meters, intelligent home devices, and distribution automation equipment in any mix of rural and urban settings. We believe FlexNet® provides a single-technology solution that reduces cost, mitigates technology risk, enables pricing flexibility and demand response, and improves operational efficiency through reliable performance, cross-vendor compatibility, and system scalability.

We continue to expand the iCon® electric meter product family to include commercial and industrial electric meter lines as well as increasing the meter’s AMI and AMR capabilities. We offer our own electric meter AMI and AMR products, which include the Sensus FlexNet® two-way fixed network system in addition to our RadioRead® mobile walk-by/drive-by system. The key design features of the iCon® meter enable the product to be one of the most highly accurate electricity measurement devices, and the well-engineered mechanical design allows for AMI and AMR product integration of both the Company and compatible third-party AMI/AMR vendor products. These features have permitted the iCon® meter to gain market acceptance in North America in a short period of time. The market growth for solid-state electricity meters is expected to increase in the North American electric meter market due to utilities upgrading to new technologies that integrate new meters with AMI/AMR systems.

During fiscal 2008, the Company executed long-term contracts to deploy its new advanced, fixed network AMI technology. As of March 31, 2008, the Company had entered into contracts covering the deployment of 6.6 million FlexNet® AMI electric and gas endpoints over the next five years, including an agreement with Southern Company that provides for the deployment of 4.3 million FlexNet® AMI electric endpoints. These long-term contracts, which extend up to 20 years, provide for the deployment of our FlexNet® AMI Network and contain multiple elements including hardware, software, project management and installation services as well as ongoing support. During fiscal 2008, the Company deployed and activated 340,000 endpoints under these contracts.

Water and Heat Metering. Our water metering technology products and systems are sold worldwide with our largest markets being North America and Europe. We have water metering systems that cover residential and commercial applications. Our water meters utilize two basic metrology designs. The first is a piston or positive displacement design, which measures water based on the displacement of a known volume of water. The second is a velocity design, where the measurement uses the speed of water through a specific pipe diameter. In addition, meters can have two basic types of registers, known as manual and encoder registers. A manual or standard register delivers a reading that is determined by gears turning numbered dials and is read visually. An absolute encoder register is an electronic register whereby the register’s odometer reading is converted into electronic signals. Once the reading has been encoded, it can be transmitted and read in a variety of ways, including remotely. The Sensus Intelligent Communicating Encoder or ICE® family of products is available on all positive displacement water meters and is the basis for one of the most technologically advanced AMI and AMR systems in the industry. Our AMI and AMR systems offer utilities several ways to collect meter reading data, including TouchRead®, walk-by and drive-by RF RadioRead®, PhoneRead® and fixed-based FlexNet® RF systems.

The North American water utility market is our largest market and where we believe we hold a strong market position among four main competitors. Our end-customers in this market are the approximately 53,000 water utilities having approximately 80 million meters located throughout the continent. Historically, we focused our efforts on the small- to mid-size utilities that have an installed base of fewer than 50,000 meters. Such utilities represent approximately 90% of the water utilities in North America. We believe our high accuracy meters and AMI and AMR systems are attractive to these smaller utilities, which generally have limited resources, because they reduce labor-intensive manual meter readings, improve reading accuracy and minimize the cost of repairs.

The European water metering market is another significant market. We are one of the leading participants in this market along with a few other significant competitors. Much of the European residential water meter market is currently subject to national regulations that effectively limit a meter’s service life to approximately six years. These regulations minimize the need for long-term accuracy. In addition, these utilities do not read the meters frequently, which makes advanced metering systems more difficult to justify. As a result of these factors, product differentiation and features, to date, have been less of a basis for competition than in North America. However, we are witnessing a heightened level of utility market activity with advanced metering communications systems, and with that, we are investigating AMI/AMR system solutions for the market that could change these market dynamics. For industrial and commercial meters, durability, accuracy and design specifications are more critical in the customer’s selection process and are a greater basis for competition.

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

Gas Metering. Our gas metering and regulator products are sold primarily to the North American gas utility market and selected international gas utility markets where our gas products meet the regional product specifications. Our largest market is in North America where the market consists of approximately 1,250 gas utilities with approximately 75 million meters. The majority of the market consists of large IOUs, with the remaining being small- to mid-size municipal utilities. The IOUs make up approximately 20% of the gas utility companies; however, they manage over 85% of the metering services in the North American market.

We have provided gas metering and regulation products to the gas utility market for over 100 years and are considered a market leader in the markets in which we participate. Over this period, we have continued to provide product improvements and new product developments to the market. We produce diaphragm gas metering devices for residential, commercial and industrial market segments, along with our ultrasonic gas meter product line under the Sonix® brand name. For transport gas customers, we supply the market with large volume turbine and auto-adjust turbine meters. In addition to meters, we provide regulator products that control the gas pressure in the gas line. We also supply AMI and AMR systems that can read a meter remotely using radio frequency interfaces that connect to the meters. Our AMI and AMR systems include the Sensus FlexNet® AMI and the Sensus mobile RadioRead® system.

Pipe Joining and Repair Products

Our Smith-Blair brand competes in the North American pipe joining, repairing, restraining, and tapping products market. These products consist principally of pipe couplings, tapping sleeves and saddles, joint restraints, and repair clamps that are used primarily by water and natural gas utilities to construct, extend and repair utility piping systems. Demand for pipe joining, restraining, tapping and repair products is driven by new construction, replacements and repairs. Replacement and repair demand is driven by aging infrastructure as well as extreme weather conditions, including freezes, droughts, hurricanes and earthquakes. Due to the often time-sensitive nature of customer demand for pipe joining, repairing, restraining, and tapping products, a company’s ability to promptly respond to customer needs with effective engineering solutions plays a significant role in its success within this market. Smith-Blair successfully differentiates itself by providing the widest range of both standard products and engineered-to-order products while maintaining the highest levels of customer service and, we believe, the shortest lead times in the industry.

Precision Die Casting Products

In North America, several hundred die casters produce thousands of castings for numerous products ranging from components for automobiles to medical devices. Our die casting products consist of high quality thin-wall, low porosity aluminum die castings, generally targeting the automotive industry and gas utility markets in North America. We believe that only four other precision die casters in the United States have the ability to produce products that are similar to those we produce. Sales within the precision die casting market are largely dependent on the success of the automotive platform for which the products are manufactured. In fiscal 2008, approximately 23% of our die casting products were used internally by our gas metering business, and approximately 77% were sold to Tier I automotive component suppliers.

For additional information regarding our business segments, see Note 17 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

Competition

The Company competes with a number of companies in the delivery of products and services into each of the markets we serve. Our major competitors include Aclara, Badger Meter, Inc., Elster Metering, Itron, Inc. (including Actaris Metering Systems), Landis+Gyr AG, Cellnet+Hunt and Neptune Technologies.

Sales, Marketing and Distribution

In North America, we sell our water and gas meters primarily through a network of distributors, some of which we have had relationships with for over 30 years. Distributors can most effectively reach our broad base of existing and potential customers, which includes approximately 53,000 water, 3,000 electric and 1,250 gas utilities. Since entering the electric meter market in 2002, we have established our electric utility sales channels in North America through a combination of direct sales personnel, manufacturers’ representatives and distributors. Our distributors and manufacturers’ representatives have extensive relationships with many of the water, electric and gas utilities in North America. Through strong, sole-source distribution arrangements in regional and local markets, we are able to leverage those relationships to generate sales. We complement our distribution network with a North American sales force consisting of 55 members, the majority of whom are dedicated to the water metering market.

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

We also have sales personnel in South America, Asia and Africa. Market coverage is mainly achieved through commissioned sales agents and several distributors. Our sales personnel play an important role in specifying products and services and are responsible for obtaining products qualified by utilities’ technical departments.

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

Customers

Our top ten customers accounted for approximately 32% of net sales for fiscal 2008. Sales to distributors affiliated with HD Supply Waterworks, Ltd. (formerly Home Depot Waterworks Supply, Inc.), our largest customer, constituted approximately 11% of net sales in fiscal 2008. No other individual customer accounted for more than 5% of net sales.

Products and Systems Development

We are committed to developing the most technologically advanced products within the utility industry. Currently, we maintain an active engineering and technology program that performs four key functions: development of new products, support of existing products, technical assistance for customers and new technology investigations. Our research and development expenditures for fiscal 2006, 2007 and 2008 were $26.1 million, $24.8 million and $26.6 million, respectively. We currently have 155 technical personnel operating in nine key facilities in six countries, with several smaller support groups located regionally.

Our research and development is focused on new product development as well as advancement of existing products and technologies. New product ideas are collected from many sources, including customers and sales and marketing people. We have established engineering teams with specific technical expertise to support global business activities, which eliminate duplication of effort and allow us to focus on enhancing each specific area of expertise. Utilities are very conservative in adopting new technologies and prefer to use products with a proven track record of successful deployment in the field. As a result, new products must undergo extensive field-testing prior to release to target markets. Another major activity of our engineering group is the continual refinement and improvement of existing product design and cost.

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

Backlog

The Company’s total backlog consists of unshipped orders relating to undelivered contractual commitments and purchase orders. Total backlog at March 31, 2008 was $114.4 million, a record level for the Company, compared with $78.4 million at March 31, 2007. The increase primarily reflects orders related to our recently signed AMI electric contracts. In addition, at March 31, 2008 the Company had approximately 5.7 million AMI electric and gas endpoints under contract for which firm purchase orders had not been received and are therefore not reflected in backlog. The aggregate future revenue (excluding backlog) under these contracts was approximately $437 million at March 31, 2008. No assurance can be made that firm purchase orders will be placed under these contracts.

Suppliers and Raw Materials

In fiscal 2008, we purchased approximately $300 million of materials and finished products from direct suppliers and approximately $50 million of materials from indirect suppliers. In fiscal 2008, our largest supplier accounted for approximately 14% of total direct material expenditures, while the top ten suppliers accounted for approximately 46% of total direct material expenditures.

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

We have developed strategic partnerships with contract electronic manufacturers (“CEMs”), our outsource manufacturing providers and are transitioning an increasing portion of our manufacturing to these providers. These strategic partnerships enable us to leverage the CEMs’ ability and capacity to manufacture high value electric components, while minimizing our manufacturing costs. In addition, CEMs function as an extension of our manufacturing capabilities by assembling some of our products and shipping them directly to customers. During fiscal 2008, we have outsourced production of products representing approximately 17% of net sales. We expect to significantly increase our use of CEMs for production of products in the next fiscal year.

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

We are aware of known contamination at the following United States facilities: Russellville, Kentucky; DuBois, Pennsylvania; Texarkana, Arkansas; and Uniontown, Pennsylvania as a result of historic releases of hazardous materials. The former owner of these sites is investigating, remediating and monitoring these properties. We are obligated to reimburse the former owner for a portion of cash paid on the remediation plus interest on cash paid at all sites other than Russellville (the “Reimbursement Sites”), where the former owner pays all remediation costs. In connection with the acquisition of Invensys Metering Systems, certain subsidiaries of Invensys agreed to retain liability for the reimbursement obligations related to the Reimbursement Sites.

In addition, there is contamination in the soil and groundwater at our facility in Ludwigshafen, Germany. We were indemnified by the former owner against costs that may result from the contamination, but have accepted a lump sum payment from them in return for a release of their indemnity. We also have an indemnity, subject to certain limitations, from certain subsidiaries of Invensys regarding this facility pursuant to the terms of the purchase agreement governing the acquisition of Invensys Metering Systems.

Based on information currently available, we believe that future environmental compliance expenditures will not have a material effect on our financial position. However, as to any of the above-described indemnities, we are subject to the credit risk of the indemnifying parties. If the indemnifying parties are unable to reimburse us for our share of the cost of remediation, additional environmental compliance costs and liabilities could reduce our net income and cash available for operations.

Other Regulatory Matters

Our products are subject to the rules and regulations of various federal, state and local agencies and foreign regulatory bodies. For example, our AMR/AMI products and systems use radio spectrum and are subject to regulation by the Federal Communications Commission (the “FCC”) in the United States and by Industry Canada in Canada. Much of the European water and heat metering markets, including Germany, The Netherlands, Austria, Switzerland, the Czech Republic and Slovakia, are subject to national regulation. We are also subject to regulation by other governmental bodies. Further, we are subject to governmental regulations related to occupational safety and health, labor, wage practices and the performance of certain engineering services. We believe that we are currently in material compliance with such regulations; however, failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of production processes, cessation of operations, or other actions that could materially and adversely affect our business, financial condition or results of operations.

Employees

We are headquartered in Raleigh, North Carolina and operate globally with 41 facilities in the United States and other countries, including Germany, France, the United Kingdom, Slovakia, Brazil, Chile, South Africa and China. As of March 31, 2008, we had 3,979 full-time employees, of whom 1,402 were located in the United States and 2,577 were located abroad.

We maintain both union and non-union workforces. As of March 31, 2008, 1,530 employees were covered by collective bargaining agreements. The Uniontown, Pennsylvania facility has a recently completed five-year agreement with the United Steel Workers of America that expires on February 24, 2013. Sensus Precision Die Casting, Inc., our subsidiary through which we operate our precision die casting product line, has a three-year agreement with the United Automobile Workers that expires on October 11, 2009. Smith-Blair has a four-year labor contract with the United Steel Workers of America that expires on March 27, 2011. Additionally, our Ludwigshafen, Germany and Hannover, Germany employees are represented by IG Metall and negotiate with local employers associations that represent the German subsidiaries as well as other employers from the industry. The outcome of these negotiations also indirectly affects non-unionized employees to the extent that individual employment agreements contain references to the relevant metal union contracts. The current agreement covering our German unionized workforce expires on October 31, 2008.

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

We are highly leveraged and have significant debt service obligations. As of March 31, 2008, we had total debt of $448.2 million outstanding. Our cash interest paid for fiscal 2007 and 2008 was $40.6 million and $38.9 million, respectively.

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

Furthermore, our interest expense could increase if interest rates increase because a major portion of our debt under the credit agreement governing our senior secured credit facilities is variable-rate debt. Our senior secured credit facilities include term loan facilities in an aggregate amount of $173.2 million, each of which bear interest at the adjusted London Interbank Offered Rate (“LIBOR”) plus a 2% margin or the alternate base rate plus 1%, and revolving credit facilities in an aggregate amount of $70.0 million, each of which bear interest at the adjusted LIBOR plus a 2.5% margin or the alternate base rate plus 1.5% (exclusive in each case of a 0.5% facility fee). During fiscal 2006, 2007 and 2008, we utilized interest rate swap agreements, which have an aggregate notional amount of $120.0 million as of March 31, 2008, to mitigate our exposure to fluctuations in interest rates on variable-rate debt and expect to continue to utilize these agreements to manage interest rate risk in the future.

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

The acquisitions of Invensys Metering Systems and AMDS resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which substantially include customer relationships, developed technology, trademarks and tradenames, patents and non-competition agreements, were $199.2 million at March 31, 2008, representing 20% of total assets. Amortization expense associated with our identifiable intangible assets was $19.7 million in fiscal 2008 and is expected to be $55.8 million over the next five fiscal years (without giving effect to any acquisitions completed subsequent to March 31, 2008). The large amount of amortization expense will adversely affect our net income during this period. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses we acquired, was $377.6 million at March 31, 2008, representing 37% of our total assets.

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

In fiscal 2008, approximately 92% of our net sales were derived from sales of products and services to the utility industry. Purchases of our products are, to a substantial extent, deferrable in the event that utilities reduce capital expenditures as a result of, among other factors, mergers and acquisitions, pending or unfavorable regulatory decisions, decreased sales due to weather conditions, rising interest rates or general economic downturns.

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

We are facing increasing competition. If we are unable to successfully implement our business strategy, we risk losing market share to these competitors.

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

Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase to increase their efficiency. If we are not selected as one of these preferred providers, we may lose access to certain sections of the markets in which we compete. Our largest customer, HD Supply Waterworks, Ltd. (formerly Home Depot Waterworks Supply, Inc.), underwent this process with its merger of Hughes Supply and National Waterworks, Inc. in fiscal 2007, which impacted our water meter business in the United States. Our customers increasingly demand a broad product range, and we must continue to develop our expertise to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in research and development, manufacturing, customer service and support, marketing and our distribution networks. We may also have to adjust the prices of some of our products to stay competitive. There is a risk that we may not have sufficient resources to continue to make such investments and that we may be unable to maintain our competitive position within each of the markets we serve.

We are dependent upon our ability to attract qualified candidates and retain critical employees.

Our success depends on our ability to recruit, retain and motivate highly skilled, technical and qualified personnel. Competition for these individuals in our industry is intense, and there is a risk that we may not be able to successfully recruit, train or retain qualified personnel. Although the Company believes its relationship with its employees is good, the Company’s ability to achieve its financial and operational objectives depends in large part upon its continuing ability to attract, integrate, retain and motivate highly qualified personnel. The loss or interruption of the continued service of certain of our executive officers and key employees could have a material adverse effect on our business. In addition, to support our continued growth, we must effectively recruit, develop and retain additional qualified personnel both domestically and internationally. Our inability to attract and retain necessary qualified personnel could have a material adverse effect on our business.

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

The financial condition and results of operations of each of our operating foreign subsidiaries are reported in the relevant local currency and are then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. In addition to currency translation risk, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency than the relevant local currency. Given the volatility of exchange rates, we may be unable to effectively manage our currency transaction risks. The majority of our businesses source raw materials and sell their products within their local markets in their functional currencies and therefore have limited transaction exposure. Fluctuations in the value of the U.S. dollar may impact our ability to compete in international markets. Currency fluctuations could have a material adverse effect on our future international sales and, consequently, on our financial condition and results of operations. During fiscal 2006, 2007 and 2008, we utilized foreign currency forward contracts to minimize the effect of exchange rate fluctuations and expect to continue to utilize these contracts to manage foreign currency exchange risk in the future.

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

We have made, and expect to continue to make, substantial investments in technology development. Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance our existing products. This product development will require continued investment to maintain our market position. Unforeseen problems could occur with respect to the development and performance of our technologies and products and we may not meet our product development schedules. In addition, our new products and systems may not be accepted in the market. For example, market acceptance for AMI/AMR systems varies by country based on such factors as the regulatory and business environment, labor costs and other economic conditions. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including a) product quality, b) reliability and timeliness of delivery, c) new product innovation, d) price competitiveness, e) technical expertise and development capability, f) product design capability, g) manufacturing expertise, h) operational flexibility, i) customer service and j) overall management.

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

If we are unable to make necessary capital investments, our business may be adversely affected.

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

In fiscal 2007 and fiscal 2008, our foreign operations represented 35% and 39%, respectively, of consolidated net sales. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include a) regional economic downturns, b) changes in governmental policy or regulation, c) restrictions on the transfer of funds into or out of the country, d) import and export duties and quotas, e) domestic and foreign customs and tariffs, f) different regimes controlling the protection of our intellectual property, g) international incidents, h) military outbreaks, i) government instability, j) difficulty in staffing and managing widespread operations, k) nationalization of foreign assets, l) government protectionism, m) compliance with U.S. Department of Commerce export controls, n) potentially negative consequences from changes in tax laws, o) higher interest rates, p) requirements relating to withholding taxes on remittances and other payments by subsidiaries, q) restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions and r) exposure to liabilities under the Foreign Corrupt Practices Act. One or more of these factors may impair our current or future international operations and, consequently, our overall business.

We may face volatility in the availability of energy and raw materials used in our manufacturing process.

In the manufacturing of our products, we use large amounts of energy, including electricity and gas, and raw materials and processed inputs, including brass castings, aluminum ingot, plastics and rubber. We obtain energy, raw materials and certain manufactured components from third-party suppliers. We do not maintain long-term supply contracts with our suppliers. The loss, or a substantial decrease in the availability, of such products from some of our suppliers, or the loss of key supplier relationships could have a material adverse effect on our business, results of operations and financial condition. The availability and prices of electricity, gas and raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. In addition, supply interruptions could arise from shortages of electricity, gas and raw materials, labor disputes, transportation disruptions, impaired financial condition of suppliers, adverse weather conditions or other natural disasters. Any change in the supply of, or price for, these energy sources and raw materials may adversely affect our ability to satisfy our customers on a timely basis and thereby negatively affect our financial performance. In addition, we may not be able to pass any price increases in raw materials or other product inputs along to our customers in the form of higher prices, which may have an adverse effect on our operating results.

We have transitioned a substantial portion of our manufacturing capabilities to contract manufacturers. If we are unable to manage our outsourcing arrangements effectively, or if we are unable to accurately project demand, our revenue and profitability could be harmed.

Our future operating results will depend on our ability to develop and manufacture products cost-effectively. To minimize manufacturing costs, as well as focus on our core competencies and streamline our operations, we have outsourced production of products representing approximately 17% of fiscal 2008 net sales. The primary products that we have outsourced are the MXU radio transducers, fixed-based AMR equipment and iCon® electric meters. The outsourcing of production capabilities somewhat diminishes the day-to-day control that we are able to exercise over the production process that could result in quality problems, and correspondingly increased product warranty costs. In addition, as we outsource more production capacity, we will retain limited internal production capacity, and will, therefore, rely on our contract manufacturers to fill orders on a timely basis. We will be required to provide accurate forecasts to our contract manufacturers to satisfy demand for our products. If we overestimate our requirements, we may be required to purchase quantities of products that exceed customer demand. If we underestimate our requirements, we may have inadequate inventory from which to meet customer demand.

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

In addition to our own direct sales force, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our end-customers. In fiscal 2008, approximately 32% of our net sales were generated from sales to our top ten customers, which include our distribution channels, with approximately 11% of our net sales derived from sales to distributors affiliated with HD Supply Waterworks, Ltd. (formerly Home Depot Waterworks Supply, Inc.), our largest customer. The majority of the distribution contracts we have with these independent distributors are cancelable by the distributor after a short notice period. There is a risk that these distributors may terminate their agreements with us.

The loss of one or more key distributors, such as distributors affiliated with HD Supply Waterworks, Ltd., or a substantial number of our other distributors, could materially reduce our sales and profits. As indicated previously, the HD Supply Waterworks, Ltd. merger of Hughes Supply and National Waterworks, Inc. during fiscal 2007 affected our water meter business in the United States. While our relationships with our ten largest distributors have been long-standing, distributors in our industry have experienced significant consolidation in recent years, and our distributors could be acquired by other distributors that buy products from our competitors. As consolidation among distributors continues, distributors may be able to force us to lower our prices, which would have an adverse impact on our results of operations.

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

We, along with as many as 200 other companies, are a defendant in several lawsuits filed in various state courts in Mississippi by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Currently, it is uncertain whether any plaintiffs have dealt with any of our products, were exposed to an asbestos-containing component part of our products or whether such part could have been a contributing factor to the alleged illness. Although we are entitled to indemnification for legal and indemnity costs for asbestos claims related to these products from certain subsidiaries of Invensys pursuant to the stock purchase agreement for the acquisition of Invensys Metering Systems, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with such acquisition.

We are subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact the profitability of our business.

As of March 31, 2008, we had 3,979 employees, of whom 1,402 were employed in the United States and 2,577 were employed abroad. As of March 31, 2008, approximately 38% of our total employees, primarily in the United States and Europe, were represented by labor unions.

In the United States, we are a party to labor agreements with the United Steel Workers of America and the United Automobile Workers. The Uniontown, Pennsylvania facility has recently completed a five-year agreement with the United Steel Workers of America that expires on February 24, 2013. Sensus Precision Die Casting, Inc., our subsidiary through which we operate our precision die casting product line, has a three-year labor contract with the United Automobile Workers that expires on October 11, 2009. Smith-Blair has a four-year labor contract with the United Steel Workers of America that expires on March 27, 2011.

In Germany, our employees are represented by IG Metall, which negotiates labor terms and conditions with local employers associations that also represent other employers. The outcome of these negotiations also directly affects non-unionized employees to the extent that individual employment agreements contain cross references to relevant metal union contracts. The current union agreement with IG Metall covering our German unionized workforce expires on October 31, 2008. The inability to timely renew this contract on favorable terms could have a material impact on the financial results of our European business.

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

None.

ITEM 2.   PROPERTIES

The tables below list the properties utilized by the Company at March 31, 2008. The Company believes that its properties are in good operating condition and are suitable for its current needs.

The table below sets forth the locations of the facilities in North America.

Location	Owned/Leased	Square Feet	Principal Use of Facility
Texarkana, AR	Owned	249,912	Manufacturing/Assembly
Goleta, CA	Leased	9,000	Office
Orlando, FL	Owned	48,474	Manufacturing/Assembly
Orlando, FL	Leased	700	Warehouse
Alpharetta, GA	Leased	3,058	Office
Russellville, KY	Leased	254,904	Manufacturing/Assembly
Covington, LA	Leased	4,600	Office
Juarez, Mexico	Leased	45,720	Manufacturing/Assembly
Raleigh, NC	Leased	16,287	Office
DuBois, PA	Owned	196,930	Manufacturing/Assembly
DuBois, PA	Leased	136,566	Manufacturing/Assembly
Pittsburgh (Forest Hills), PA	Leased	8,845	Office
Uniontown, PA	Leased	240,228	Manufacturing/Assembly
Richardson, TX	Leased	215	Office

The table below sets forth the locations of the facilities outside of North America.

Location	Owned/Leased	Square Feet	Principal Use of Facility
El Eulma, Algeria	Leased	35,045	Manufacturing/Assembly
Minsk, Belarus	Owned	1,098	Office
Minsk, Belarus	Leased	1,228	Warehouse
Minsk, Belarus	Leased	4,702	Manufacturing/Assembly
Nova Odessa, Brazil	Leased	26,364	Manufacturing/Assembly
Santiago, Chile	Leased	27,115	Manufacturing/Assembly
Beijing, China	Owned	83,181	Manufacturing/Assembly
Jiangdu City, China (1)	Owned	273,854	Manufacturing/Assembly
Shanghai, China	Leased	53,819	Manufacturing/Assembly
Fuzhou, China	Leased	17,858	Manufacturing/Assembly
Prague, Czech Republic	Leased	10,204	Office
Greasque, France	Leased	161	Office
Malakoff, France	Leased	1,969	Office
Neyron, France	Leased	13,988	Office
Merignac, France	Leased	161	Office
Babelsberg, Germany (2)	Owned	21,617	Manufacturing/Assembly
Hannover, Germany	Owned	49,453	Manufacturing/Assembly
Ludwigshafen, Germany	Leased	18,808	Manufacturing/Assembly
Ludwigshafen, Germany	Owned	317,624	Manufacturing/Assembly
Milan, Italy	Leased	377	Office
Temara, Morocco	Leased	15,069	Manufacturing/Assembly
Torun, Poland	Leased	1,076	Office
Stara Tura, Slovakia	Leased	54,541	Manufacturing/Assembly
Gauteng, South Africa	Leased	16,172	Manufacturing/Assembly
Barcelona, Spain	Leased	6,736	Office
Sevilla, Spain	Leased	708	Office
Hampshire, U.K.	Leased	20,659	Office
Sumy, Ukraine	Leased	3,897	Office

(1)	During the fourth quarter of fiscal 2008, the Company classified the net assets of PDC Rongtai as held for sale (see Note 21 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report).
(2)	Leased to a third party.

ITEM 3.	LEGAL PROCEEDINGS

The Company, along with as many as 200 or more other companies, is a defendant in several lawsuits filed in various state courts in Mississippi by groups of plaintiffs alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. Currently, it is uncertain whether any plaintiffs have dealt with any of the Company’s products, were exposed to an asbestos-containing component part of a product of the Company or whether such part could have been a contributing factor to the alleged illness. Although we are entitled to indemnification for liabilities and legal costs for asbestos claims related to these products from certain subsidiaries of Invensys, such indemnities, when aggregated with all other indemnity claims, are limited to the purchase price paid by us in connection with the acquisition of Invensys Metering Systems.

The Company previously disclosed that it was a party to a lawsuit filed in the Seventh Judicial Circuit Court in Macoupin County, Illinois arising out of an apparent gas explosion in Carlinville, Illinois (Tammy Pocklington, Special Administrator of the Estate of Margaret Sherry Hatlen, et al. v. Ameren IP, et al., including Sensus Metering Systems, Inc., etc.). The explosion was alleged to have resulted in three deaths, an injury and property damage. The original lawsuit did not name the Company, but was later amended to include the Company on the basis that the Company a) negligently designed or manufactured the relevant gas meter; b) failed to warn users that the meter would allow excess gas into the house; and c) failed to warn of the useful life of the meter. The plaintiffs’ lawsuit was dismissed “with prejudice” on November 6, 2007 without any payment or other settlement by the Company.

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

	Predecessor (1)
(in millions)	Period from April 1, 2003 to December 17, 2003	Period from Inception (December 18, 2003) to March 31, 2004	Year Ended March 31, 2005	Year Ended March 31, 2006	Year Ended March 31, 2007	Year Ended March 31, 2008
Income Statement Data:
Net sales	$364.6	$164.4	$569.8	$613.9	$632.9	$694.2
Adjusted net sales (2)	364.6	164.4	569.8	613.9	632.9	725.6
Income (loss) from continuing operations	10.0	(1.5)	(4.2)	(3.2)	(8.1)	(10.1)

Other Financial Data:
EBITDA (2)	$43.2	$20.8	$79.9	$86.7	$84.0	$78.7
Adjusted EBITDA (2)	43.2	20.8	79.9	86.7	84.0	83.8
Restructuring costs (3)	9.6	1.1	8.1	7.2	8.5	7.0
Capital expenditures	8.4	6.1	21.2	23.2	17.3	22.8

Balance Sheet Data:
Cash and cash equivalents		$48.5	$54.9	$52.6	$34.9	$36.9
Total assets		952.9	940.2	935.1	973.2	1,019.3
Total debt		506.6	500.4	485.6	475.5	448.2
Stockholder’s equity		198.0	194.0	186.4	226.5	216.8

(1)	On December 18, 2003, the Company acquired the metering systems and certain other businesses from Invensys. Prior to the date of the acquisition of Invensys Metering Systems, the Company had no operations. As a result of the acquisition, we changed the basis of accounting and acquired substantial debt, such that the financial results of periods prior to the acquisition are not necessarily comparable to results after the acquisition. Information for periods prior to December 18, 2003 reflects the results of operations and other data for our predecessor.
(2)

For additional information regarding Adjusted net sales, EBITDA and Adjusted EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.” We have presented Adjusted net sales, EBITDA and Adjusted EBITDA because management considers these to be important measures of financial performance of the Company. Management believes that these measures provide useful information for our investors for trending, analyzing and benchmarking the performance and value of our business. Management also believes that these measures are useful in assessing current performance compared with historical performance because beginning in fiscal 2008, revenue and incremental direct costs related to deployment under long-term AMI electric and gas contracts, which are deferred for accounting purposes, represent an important and growing activity for the Company that generate current positive cash flow. In addition, these measures are also useful in comparing current performance with the historical performance of our predecessor because items within our income statements such as depreciation, amortization and interest expense were significantly impacted by the acquisition of Invensys Metering Systems. Internally, Adjusted net sales, EBITDA and Adjusted EBITDA are used as financial measures to assess the performance of our business and are important measures in our incentive compensation plans. Adjusted net sales, EBITDA and Adjusted EBITDA should not be considered as alternatives to net income (determined in accordance with GAAP) as an indicator of our financial performance, or as alternatives to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity.

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

General

We are a leading provider of advanced metering technologies and related metering communications systems to the worldwide utility industry and have over a century of experience in designing and manufacturing metering products. We believe we are the largest global manufacturer of water meters and have a substantial share of the sales of AMR devices to the North American water utilities market. Additionally, we believe we are a leading global developer and manufacturer of gas and heat metering systems and are an growing participant in the North American electric metering systems market. We are recognized throughout the utility industry for developing and manufacturing metering products with long-term accuracy and unique product features, innovative metering communications systems, as well as for providing comprehensive customer service for all of our products and services. Continuing our efforts to provide the utility markets with leading edge metering communications systems, in July 2006 we acquired AMDS, a developer of an AMI fixed network RF system. With the acquisition we now provide an advanced fixed network AMI solution to all three North American utility markets. In addition to our metering business, we believe we are the leading North American producer of pipe joining and repair products for water and natural gas utilities and a premier supplier of precision-manufactured, thin-wall, low-porosity aluminum die castings.

History

Although we and our predecessors have been supplying metering and related products for over a century, our current business was created in early 1999 when BTR plc and Siebe plc merged to form Invensys. Following this merger and until the completion of the acquisition of Invensys Metering Systems, our business was generally operated by Invensys as a single product group and participated in various strategic initiatives implemented by Invensys, including customer development, services, project management and lean supply chain programs. We acquired the Invensys Metering Systems businesses from Invensys on December 18, 2003. This sale is described under “Acquisitions” in Note 2 to the audited consolidated financial statements included in Item 8 in this Annual Report. The historical results of operations of Invensys Metering Systems may not be fully indicative of the results of operations on a stand-alone basis.

AMDS Acquisition

On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $62.6 million consisting of $49.8 million in cash and 15,000 vested preference shares issued by Bermuda 1 with an estimated fair value of $12.8 million. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. The vested preference shares are subject to mandatory redemption by Bermuda 1 for $15 million at the option of the holder once certain future financial performance targets are achieved. On the earlier of an initial public offering, change in control or the fifth anniversary of the closing date, any vested shares that have not been redeemed for liquidation value or converted into common shares of Bermuda 1 will then become redeemable by Bermuda 1 or convertible regardless of whether the performance measures have been met. During the fourth quarter of fiscal 2008, the first performance threshold had been achieved related to 50% of the vested preference shares. Accordingly, 7,500 vested preference shares will be released from restrictions.

This purchase provides the Company with core capability to deliver comprehensive AMI technology with robust two-way offerings to the electricity market and powerful one-way solutions for the water and gas markets, which complements the Company’s existing AMR technologies. Prior to the acquisition, the Company had marketed AMDS’ technology to the electric utility and combined utility markets in North America under an exclusive licensing agreement. The Company has finalized the purchase price allocation attributable to the AMDS acquisition, subject to the payment of any additional future consideration to AMDS discussed below.

The Company is also required to make additional future cash payments to former AMDS shareholders based on a specified percentage of certain financial performance measures of the acquired business through March 2011. As of March 31, 2008, the Company has accrued $7.5 million related to the performance of the acquired business, net of $0.9 million paid in accordance with the purchase agreement, $4.7 million of which was classified as accruals and other current liabilities and $2.8 million was classified as other long-term liabilities in the accompanying consolidated balance sheet as of March 31, 2008.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15.0 million if the specified performance thresholds are achieved over the relevant period. As of March 31, 2008, none of these preference shares has become vested.

Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares; the Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1. Accordingly, the estimated fair value of the vested preference shares has been reflected within stockholder’s equity in the accompanying consolidated balance sheets at March 31, 2007 and 2008 since it represents a capital contribution from Bermuda 1.

Results of Operations

The following table provides results of operations for the periods presented:

(in millions)	Year Ended March 31, 2008%		Year Ended March 31, 2007%		Year Ended March 31, 2006%
Net sales	$694.2	100%	$632.9	100%	$613.9	100%
Gross profit	183.9	27%	179.1	28%	186.4	30%
Selling, general and administrative expenses	121.5	17%	110.4	17%	107.9	17%
Restructuring costs	7.0	1%	8.5	1%	7.2	1%
Amortization of intangible assets	19.7	3%	23.6	4%	22.5	4%
Other operating expense, net	2.3	1%	2.7	—	3.4	1%

Operating income	33.4	5%	33.9	6%	45.4	7%
Interest expense, net	(41.8)	(6)%	(42.4)	(7%)	(39.3)	(6%)
Other (expense) income, net	(2.4)	—	1.9	—	(1.1)	—

(Loss) income from continuing operations before income taxes and minority interest	(10.8)	(1)%	(6.6)	(1%)	5.0	1%
(Benefit) provision for income taxes	(2.6)	—	1.0	—	8.2	1%

Loss from continuing operations before minority interest	(8.2)	(1)%	(7.6)	(1%)	(3.2)	—
Minority interest	(1.9)	—	(0.5)	—	—	—

Loss from continuing operations	(10.1)	(1)%	(8.1)	(1%)	(3.2)	—
Gain from discontinued operations	—	—	0.1	—	—	—

Net loss	$(10.1)	(1)%	$(8.0)	(1%)	$(3.2)	—

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

Fiscal Year Ended March 31, 2008 Compared with Fiscal Year Ended March 31, 2007

Net Sales. Net sales increased $61.3 million (including a $22.1 million favorable foreign currency impact), or 10%, to $694.2 million for fiscal 2008 from $632.9 million for fiscal 2007. The increase was due to continued growth in the underlying markets and in AMR and AMI applications, expansion into new markets in Europe and China, strengthening economies in Central Europe and South America and higher sales volumes of residential gas meters, slightly offset by the weakness in the U.S. housing and automotive markets.

Net sales excludes $31.4 million of revenue billed to customers from long-term AMI electric and gas contracts that have been deferred under AICPA Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”) (see “—Non-GAAP Measures” and “—Critical Accounting Policies” below). Including the deferred revenue, net sales for fiscal 2008 would have been $725.6 million, an increase of 15% compared with fiscal 2007.

North American water meter sales increased $4.2 million, or 3%, for fiscal 2008 compared to fiscal 2007 primarily due to increased volumes of piston meters and large meters. Water and heat meter sales outside of North America increased $38.6 million (including a $20.5 million favorable foreign currency impact), or 19%, for fiscal 2008 as compared to fiscal 2007. The increase was principally the result of expansion into new markets in Europe and strengthening economies in Central Europe and South America.

Electric/AMI sales, excluding $31.4 million of revenue billed to customers but deferred under SOP 97-2 (see “—Non-GAAP Measures” and “—Critical Accounting Policies” below) increased $10.7 million, or 10%, for fiscal 2008 due to continued growth in sales of our AMR and FlexNet® water modules. Including the deferred revenue, Electric/AMI sales would have increased by $42.1 million, or 41%, compared to fiscal 2007.

Gas meter sales increased $13.2 million (including a $0.6 million favorable foreign currency impact), or 21%, for fiscal 2008 on higher sales volumes of residential gas meters, regulators and parts.

Pipe joining and repair products sales decreased $1.4 million, or 2%, for fiscal 2008 compared to fiscal 2007 due to the continued weakness in the U.S. housing market. Sales from our precision die casting products decreased $4.0 million (including a $1.0 million favorable foreign currency impact), or 7%, for fiscal 2008 as compared to the prior corresponding period. The decrease reflected weakness in the U.S. automotive market, partially offset by increased sales volumes in the Chinese automotive market.

Our top ten customers accounted for approximately 32% of net sales for fiscal 2008. Sales to distributors affiliated with HD Supply Waterworks, Ltd. (formerly Home Depot Waterworks Supply, Inc.) constituted approximately 11% of net sales in fiscal 2008. No other individual customer accounted for more than 5% of net sales.

Gross Profit. Gross profit increased $4.8 million (including a $6.8 million favorable foreign exchange impact), or 3%, to $183.9 million for fiscal 2008 from $179.1 million for fiscal 2007. The gross profit percentage decreased to 27% in fiscal 2008 from 28% in fiscal 2007 as the result of higher AMI overhead costs resulting from the AMDS acquisition and growth in the AMI business, increased material costs for brass, plastic resins, steel and aluminum, and an unfavorable product mix, partially offset by higher sales.

Gross profit excludes $5.1 million of revenue billed to customers less incremental direct costs incurred related to the deployment under long-term AMI electric and gas contracts that have been deferred under SOP 97-2 (see “—Non-GAAP Measures” and “—Critical Accounting Policies” below). This accounting deferral has no effect on the Company’s cash flows as billings to customers occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for fiscal 2008 increased $11.1 million (including a $5.1 million unfavorable foreign currency impact), or 10%, compared to the prior fiscal year. SG&A expenses increased primarily due to our investment in infrastructure related to the start up of the AMI business and also reflected the higher level of sales across the Company.

Restructuring Costs. Restructuring costs for fiscal 2008 decreased $1.5 million (including a $0.7 million unfavorable foreign currency impact), or 18%, from fiscal 2007 primarily due to the timing of European manufacturing early retirement and other restructuring initiatives.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets decreased to $19.7 million for fiscal 2008 from $23.6 million for fiscal 2007. The decrease, representing 17%, was primarily due to intangible assets that were fully amortized in fiscal 2007 as a result of our realignment of our research and development facilities associated with our fixed-based network solutions and the majority of our non-compete agreements having been fully amortized as of December 2007.

Other Operating Expense, Net. Other operating expense, net decreased $0.4 million, or 15%, for fiscal 2008 as compared to fiscal 2007. Other operating expense, net for fiscal 2008 consisted primarily of management fees of $2.6 million paid to The Jordan Company, L.P., partially offset by other non-recurring income of $0.4 million.

Interest Expense, Net. Interest expense, net decreased $0.6 million, or 1%, for fiscal 2008 compared to fiscal 2007 primarily due to decreased term-loan borrowings.

Other Non-Operating (Expense) Income, Net. Other non-operating expense, net of $2.4 million for fiscal 2008, principally relates to net transactional foreign currency losses. Other non-operating income, net of $1.9 million for fiscal 2007 was due to the gain on the sale of our idle manufacturing facility in France and net transactional foreign currency gains.

(Benefit) Provision for Income Taxes. Income tax benefit was $(2.6) million for fiscal 2008 compared to an income tax provision of $1.0 million for fiscal 2007. Income tax benefit for fiscal 2008 reflects the Company’s pre-tax loss based on the Company’s annual effective tax rate. The Company’s effective tax rates were the result of income taxes being incurred on the taxable income of our global operations while no income tax benefit was recorded on the operating losses incurred in certain foreign jurisdictions where the realization of related deferred tax assets is considered uncertain.

Minority Interest. Minority interest expense increased $1.4 million for fiscal 2008 as compared to fiscal 2007 principally attributable to our partner’s share of improved earnings for our joint ventures.

Net Loss. For fiscal 2008, the Company had a net loss of $10.1 million, which increased $2.1 million, or 26%, from $8.0 million for fiscal 2007 as a result of the factors described above.

Fiscal Year Ended March 31, 2007 Compared with Fiscal Year Ended March 31, 2006

Net Sales. Net sales increased $19.0 million (including an $11.6 million favorable foreign currency impact), or 3%, to $632.9 million for fiscal 2007 from $613.9 million for fiscal 2006. This increase was due to continued growth in the underlying markets, expansion into new markets in Europe and China and strengthening economies in Central Europe and South America, partially offset by lower sales volumes related to U.S. distributor consolidations.

North American sales of water meters decreased $12.2 million, or 8%, for fiscal 2007 compared to fiscal 2006 primarily as the result of U.S. distributor consolidations.

Gas meter sales increased $3.9 million, or 7%, for fiscal 2007 compared to the prior fiscal year principally due to improved Middle-Eastern and Chinese residential meter sales, partially offset by lower U.S. residential gas meter sales. Electric/AMI meter sales decreased $1.3 million, or 1%, for fiscal 2007, as compared to fiscal 2006, due to the timing with the development and migration to the Company’s new AMI/AMR products, partially offset by continued growth in sales of our iCon® electric meter products and expansion of our product line into multiphase and broader AMI applications.

In our Europe/Middle East/Africa meter division sales increased $19.1 million (including a $10.5 million favorable foreign currency impact), or 12%, for fiscal 2007 as compared to fiscal 2006. This increase was principally the result of growth in Eastern Europe and Africa, entry into new markets, increased bulk meter sales and a strengthening economy in Central Europe. South American meter division sales increased $3.5 million (including a $0.7 million favorable foreign currency impact), or 30%, for fiscal 2007 as compared to the prior fiscal year due to increased domestic water meter system sales in Brazil and Chile resulting from new customers.

Sales from our precision die casting products increased $4.0 million, or 7%, in fiscal 2007 as compared to fiscal 2006, principally due to expansion into China and pass down of aluminum price increases to our customers. Excluding the impact of aluminum price increases, sales were comparable to the prior fiscal year. Pipe joining and repair products sales increased $2.1 million for fiscal 2007 as compared to the prior fiscal year as a result of price increases and new product introductions, partially offset by lower volumes on traditional product lines.

Our top ten customers accounted for approximately 31% of net sales for fiscal 2007. Sales to distributors affiliated with Home Depot Waterworks Supply, Inc. constituted approximately 12% of net sales in fiscal 2007. No other individual customer accounted for more than 5% of net sales.

Gross Profit. Gross profit decreased $7.3 million (including a $3.3 million favorable foreign exchange impact), or 4%, to $179.1 million for fiscal 2007 from $186.4 million for fiscal 2006. The decrease in gross profit for fiscal 2007 was the result of higher sales being more than offset by an unfavorable product mix, increased material costs for brass, plastic resins, steel and aluminum and higher depreciation expense related to increased investment in manufacturing infrastructure and new business ventures as compared to the prior fiscal year. In connection with the purchase method of accounting, the Company recorded an inventory write-up to estimated fair value of $0.7 million related to inventories acquired in the AMDS acquisition in fiscal 2007.

Selling, General and Administrative Expenses. SG&A expenses increased $2.5 million (including a $2.2 million unfavorable foreign currency impact) to $110.4 million for fiscal 2007 from $107.9 million for fiscal 2006 due to our expansion into China, the AMDS acquisition and higher medical insurance charges, partially offset by lower bad debt expense as a result of the higher than anticipated recovery of the Delphi receivable and the benefits of restructuring in Europe.

Restructuring Costs. Restructuring costs for fiscal 2007 were $8.5 million, which increased $1.3 million from fiscal 2006. The increase related to the Company’s decision to exit certain AMR product lines in favor of the acquired technologies of AMDS.

Amortization of Intangible Assets. Amortization expense relates primarily to the intangible assets consisting of non-competition agreements, customer relationships and other intangible assets recorded at the time of the acquisition of Invensys Metering Systems and the intangible assets consisting of developed technology recorded as a result of the AMDS acquisition. Amortization of intangible assets increased to $23.6 million for fiscal 2007 from $22.5 million for fiscal 2006 primarily due to the acquired intangible assets of AMDS.

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

Other Non-Operating Income (Expense), Net. Other non-operating income, net of $1.9 million for fiscal 2007 increased $3.0 million from fiscal 2006 and resulted from the net gain on the sale of assets of $1.6 million, primarily related to our idle manufacturing facility in France, and net transactional foreign currency gains.

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

Minority Interest. Minority interest expense increased $0.5 million for fiscal 2007 as compared to $0.0 million fiscal 2006. The minority interest expense for fiscal 2007 was principally attributable to the closure of the Indian joint venture in fiscal 2006.

Net Loss. For fiscal 2007, the Company had a net loss of $8.0 million, which increased $4.8 million from $3.2 million for fiscal 2006 as a result of the factors described above.

Non-GAAP Measures

To enhance the comparability and usefulness of our financial results, management’s discussion and analysis is supplemented with certain non-GAAP measures to more fully describe the results of the underlying business. Specifically, these non-GAAP measures include Adjusted Net Sales, EBITDA and Adjusted EBITDA.

Adjusted Net Sales and Adjusted EBITDA reflect the add-back of revenue billed to customers and incremental direct costs incurred (net of amortization) related to the deployment under long-term, multiple-element AMI electric and gas contracts that have been deferred for accounting purposes under SOP 97-2 (see “—Critical Accounting Policies” below). Pursuant to these contracts, billings to customers occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred, generally over the first several years of the contract term. Accordingly, the overall cash generated from operations is unchanged, and such impacts are reflected in the accompanying Consolidated Statement of Cash Flows. As a result, management believes that the add-back of this deferred revenue and the incremental direct costs enhances the comparability of our financial statements and provides an important basis of comparison with prior period results, as well as other companies operating in our industry.

Information regarding Adjusted Net Sales, EBITDA and Adjusted EBITDA is provided because management considers these measures important in evaluating and understanding its operating and financial performance. Management believes these measures provide useful information for our investors in trending, analyzing and benchmarking the performance and value of our business. Internally, these measures are used in our incentive compensation plans. However, these metrics for measuring the Company’s financial results may be different from comparable information provided by other companies and should not be used as an alternative to net sales, net income or cash flows from operating activities as determined in accordance with GAAP.

The following table sets forth a management reconciliation of the differences between Adjusted Net Sales and Net Sales determined in accordance with GAAP (in millions):

						Predecessor (1)
	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003
Net Sales	$694.2	$632.9	$613.9	$569.8	$164.4	$364.6
Revenue from long-term contracts deferred under SOP 97-2, net of amortization	31.4	—	—	—	—	—

Adjusted Net Sales	$725.6	$632.9	$613.9	$569.8	$164.4	$364.6

(1)	On December 18, 2003, the Company acquired the metering systems and certain other businesses from Invensys. Prior to the date of the acquisition of Invensys Metering Systems, the Company had no operations. As a result of the acquisition, we changed the basis of accounting and acquired substantial debt, such that the financial results of periods prior to the acquisition are not necessarily comparable to results after the acquisition. Information for periods prior to December 18, 2003 reflects the results of operations and other data for our predecessor.

The following table sets forth a management reconciliation of the differences between EBITDA and Adjusted EBITDA as compared with the net loss determined in accordance with GAAP (in millions):

						Predecessor (1)
	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006	Year Ended March 31, 2005	Period from Inception (December 18, 2003) to March 31, 2004	Period from April 1, 2003 to December 17, 2003
Net loss	$(10.1)	$(8.0)	$(3.2)	$(5.0)	$(1.8)	$9.8
Depreciation and amortization	47.7	48.1	42.4	39.8	10.5	12.3
Interest expense, net	41.8	42.4	39.3	36.7	12.7	(1.9)
Income tax (benefit) provision	(2.6)	1.0	8.2	8.3	(0.5)	22.6
Minority interest	1.9	0.5	—	0.1	(0.1)	0.4

EBITDA	$78.7	$84.0	$86.7	$79.9	$20.8	$43.2
Revenue less incremental direct costs from long-term contracts deferred under SOP 97-2, net of amortization	5.1	—	—	—	—	—

Adjusted EBITDA	$83.8	$84.0	$86.7	$79.9	$20.8	$43.2
(Gain) loss from discontinued operations	—	(0.1)	—	0.8	0.3	0.2

Adjusted EBITDA (excluding discontinued operations)	$83.8	$83.9	$86.7	$80.7	$21.1	$43.4

(1)	On December 18, 2003, the Company acquired the metering systems and certain other businesses from Invensys. Prior to the date of the acquisition of Invensys Metering Systems, the Company had no operations. As a result of the acquisition, we changed the basis of accounting and acquired substantial debt, such that the financial results of periods prior to the acquisition are not necessarily comparable to results after the acquisition. Information for periods prior to December 18, 2003 reflects the results of operations and other data for our predecessor.

Adjusted Net Sales increased by $92.7 million, or 15%, during fiscal 2008 driven by rapid growth in the AMI business as well as continued growth in the underlying markets, expansion into new markets in Europe and China, strengthening economies in Central Europe and South America and higher sales volumes of residential gas meters, slightly offset by the weakness in the U.S. housing and automotive markets.

Adjusted EBITDA decreased $0.2 million to $83.8 million for fiscal 2008 as compared to fiscal 2007 as the growth in adjusted net sales was more than offset by higher infrastructure costs to support the rapidly growing, but early stage, AMI business, increased material costs and higher non-operating expenses.

Liquidity and Capital Resources

During fiscal 2008, we funded our operating, investing and financing requirements through cash flow generated from operating activities. We generally fund operating and capital requirements from a combination of cash on hand, cash flows from operating activities and borrowings under our senior credit facilities.

Net cash flow provided by operating activities in fiscal 2008, 2007 and 2006 was $50.5 million, $29.0 million and $47.1 million, respectively. The $21.5 million increase in net cash provided by operating activities in fiscal 2008 as compared to fiscal 2007 was primarily the result of improved working capital management as well as the positive cash flow generated from growth in our AMI business, a large portion of which was deferred for income statement recognition under SOP 97-2 (see “—Critical Accounting Policies” below).

Cash expenditures for restructuring for fiscal 2008, 2007 and 2006 were $6.0 million, $7.2 million and $7.0 million, respectively, and were reflected within cash used in operations. As of March 31, 2008, we had $7.6 million of restructuring accruals reflected on our consolidated balance sheet within current liabilities and other long-term liabilities. Additional cash restructuring expenses of approximately $6.1 million are expected to be incurred in fiscal 2009 as current restructuring programs are completed and new initiatives are undertaken.

Working capital as a percentage of net sales decreased to 12% for fiscal 2008 as compared with 13% for fiscal 2007 due to higher accounts payable and accrued expenses, partially offset by increased accounts receivable resulting from higher sales, increased inventory levels and the reclassification of net assets of PDC Rongtai as held for sale (see Note 21 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report).

Cash used for investing activities of $28.7 million, $67.3 million and $36.7 million for fiscal 2008, 2007 and 2006, respectively, represents payments for capital expenditures, intangibles, software development costs and business acquisitions, partially offset by proceeds from the disposition of property, plant and equipment and business units. Capital expenditures were $22.8 million, $17.3 million and $23.2 million for fiscal 2008, 2007 and 2006, respectively. Capital expenditure requirements were comprised of equipment, molds and tooling for replacement; expenditures for cost reduction, maintenance, safety and expansion. For fiscal 2009, we expect to make capital expenditures of $25 million to $30 million reflecting our continuing emphasis on a growth-oriented capital expenditures program. Business acquisition expenditures of $0.9 million for fiscal 2008 were related to the performance of the acquired AMDS business. Business acquisition expenditures of $50.8 million for fiscal 2007 were attributable to $0.6 million as a final payment for the Rongtai acquisition completed in September 2006, $0.5 million for progress payments for the acquisition of net assets of DuPenn Inc., which was consummated in fiscal 2006, and $49.7 million attributable to the AMDS acquisition. In fiscal 2007, proceeds from sale of assets of $1.8 million were primarily from the sale of our idle manufacturing facility in France.

Cash (used in) provided by financing activities was $(21.7) million, $19.7 million and ($12.8) million for fiscal 2008, 2007 and 2006, respectively. Cash used in financing activities for fiscal 2008 represent prepayments of principal of $23.0 million on the Company’s term loan facilities partially offset by increased short-term borrowings of Rongtai of $1.3 million. Cash provided by financing activities for fiscal 2007 represents equity contributions of $30.4 million in cash from Bermuda 1 related to the AMDS acquisition, partially offset by principal payments of $0.1 million on short-term borrowings assumed in the Rongtai acquisition, $10.0 million of principal payments on the Company’s term loan facilities in March 2007 and payment of debt issuance costs of $0.6 million in connection with the Company’s second amendment to the Credit Agreement in May 2006.

We maintain senior credit facilities that provide for senior secured financing totaling $243.2 million, consisting of a) two term loan facilities in an aggregate amount of $173.2 million, including a $162.0 million U.S. term loan facility and a $11.2 million European term loan facility, and b) two revolving credit facilities in an aggregate amount of $70.0 million, under which $40.0 million is available in the form of U.S. dollar-denominated loans and $30.0 million is available in the form of U.S. dollar-denominated loans or in the form of euro- or U.K. sterling-denominated loans. See below for discussion regarding the Company’s total indebtedness at March 31, 2008. The term loan facilities mature on December 17, 2010. Borrowing costs for the a) term loan facilities are based on variable rates tied to adjusted LIBOR plus a 2% margin or the alternative base rate plus 1% and b) revolving credit facilities are based on adjusted LIBOR plus a 2.5% margin or the alternative base rate plus 1.5% (exclusive in each case of a 0.5% facility fee). Up to $30.0 million of the revolving credit facilities is available in the form of letters of credit, and amounts repaid under the revolving credit facilities may be re-borrowed (subject to satisfaction of the applicable borrowing conditions) at any time prior to the maturity of the revolving credit facilities.

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

As of March 31, 2008, we had $448.2 million of total indebtedness outstanding, consisting of $275.0 million of senior subordinated notes, $162.0 million under the U.S. term loan facility and $11.2 million under the European term loan facility. Interest expense, net, excluding amortization of deferred financing costs, was $39.0 million for fiscal 2008. The next scheduled principal payments on the term loan facilities are due in December 2008. There were no borrowings outstanding under the revolving credit facility at March 31, 2008; however, $13.3 million of the facility was utilized in connection with outstanding letters of credit. We were in compliance with all credit facility covenants at March 31, 2008.

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

Contractual Obligations

The following table is a summary of contractual cash obligations (excluding interest) as of March 31, 2008 (in millions). The interest component of the Company’s term loan facilities and senior subordinated notes is discussed in Note 8 of the “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Term loan facilities	$0.1	$173.1	$—	$—	$173.2
Revolving loan facilities (1)	—	—	—	—	—
Operating leases	3.0	4.3	1.6	0.9	9.8
Senior subordinated notes	—	—	—	275.0	275.0

Total contractual cash obligations	$3.1	$177.4	$1.6	$275.9	$458.0

(1)	The revolving loan facilities provide for $70.0 million of borrowing capacity. The revolving credit facilities mature in December 2009. As of March 31, 2008, $13.3 million of letters of credit were issued and are included in the $70.0 million of borrowing capacity under the revolving credit facilities.

Taxes

We are subject to taxation in multiple jurisdictions throughout the world. Our effective tax rate and tax liability are affected by a number of factors, such as the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds between jurisdictions and repatriate income, and changes in law. Generally, the tax liability for each legal entity is determined either on a) a non-consolidated and non-combined basis or b) a consolidated and combined basis only with other eligible entities subject to tax in the same jurisdiction, in either case without regard to the taxable losses of non-consolidated and non-combined affiliated entities. As a result, we may pay income taxes to some jurisdictions even though on an overall basis a net loss for the period is incurred.

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

Revenue Recognition. The Company recognizes revenue in accordance with the following generally accepted accounting principles:

•	SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”)

•	AICPA Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”)

Under SAB 104, revenues are recognized when a) persuasive evidence of an arrangement exists, b) delivery has occurred or services have been rendered, c) the sales price is fixed or determinable and d) collectibility is reasonably assured. The Company has certain sales rebate programs with some customers that periodically require rebate payments. The Company estimates amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns and allowances. These estimates are based upon the Company’s historical experience. The Company records an allowance for sales returns based on the historical relationship between shipments and returns. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

The Company has historically entered into and will continue to execute AMR contracts. With its AMDS acquisition, the Company began to deploy its new advanced, fixed network AMI technology under long-term contracts, generally up to 20 years. These contracts contain multiple elements, including hardware, software, project management and installation services as well as ongoing customer support. Such arrangements are subject to the four revenue recognition criteria identified above, as well as to the guidance in SOP 97-2. Among other things, this guidance requires the allocation of the aggregate contract value to each of the respective elements based on vendor-specific objective evidence (“VSOE”) of fair value and establishes the timing of revenue recognition for each of those elements. VSOE of fair value is the price at which an element of a multiple-element contract is sold on a stand-alone basis, and it is on this basis that the aggregate contract value is allocated to each of the elements in the contract.

If the Company is unable to establish sufficient VSOE of fair value for the undelivered elements of its long-term contracts, such as those with certain AMI electric and gas utility customers, revenues are recognized ratably over the life of the contract, generally 10 to 20 years. The Company has not established VSOE of fair value on these contracts since there is not sufficient history of stand-alone customer support sales.

This accounting for revenue recognition has no effect on cash flow as billings to customers under these long-term AMI electric and gas contracts occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred, generally over the first several years of the contract term.

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

Intangible assets. Intangible assets historically have consisted of goodwill, trademarks and patents. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. Patents and trademarks are stated at fair value on the date of acquisition. Goodwill and indefinite-lived intangible assets (trademarks and tradenames) are required to be tested at least annually for impairment using fair value measurement techniques prescribed by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The Company performed its annual impairment testing of its goodwill and indefinite-lived intangible assets as of March 31, 2008 and no impairment was evident.

We assess the fair value of our reporting units for goodwill impairment based upon a discounted cash flow methodology. Those estimated future cash flows, which are based upon historical results and current projections, are discounted at a corresponding market rate. If the carrying amount of the reporting unit exceeds the estimated fair value determined through that discounted cash flow methodology, goodwill impairment may be present. We measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. For all financial assets and financial liabilities, FAS 157 is effective for the Company beginning in fiscal 2009; for all non-financial assets and non-financial liabilities, FAS 157 is effective beginning in fiscal 2010. The Company is currently evaluating the impact FAS 157 will have on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted FAS 158 related to the funded status in the current fiscal year. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position through one of two transition methods. Both transition methods would require immediate adjustments to the statement of financial position. The Company will adopt this change related to the measurement date in the fiscal year ended March 31, 2009. The Company does not anticipate that the adoption of the measurement date provisions of FAS 158 related to the measurement date will have a material impact on its financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007 and thus will be adopted by the Company in fiscal year ended March 31, 2009. The Company is currently assessing the impact of FAS 159 on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest and the goodwill acquired in the business combination at the acquisition date. FAS 141R also establishes principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the Company beginning in fiscal 2010. The Company expects FAS 141R to have an impact on the accounting for any future business acquisitions occurring subsequent to the effective date.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 requires a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for the Company beginning in fiscal 2010. The Company is currently assessing the impact of FAS 160 on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), to enhance the disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). FAS 161 requires enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under FAS 133, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 also requires cross-referencing within the footnotes to identify important information about derivative instruments. FAS 161 is effective for fiscal years beginning after November 15, 2008 and thus will be adopted by the Company in the fiscal year ended March 31, 2010. The Company is currently assessing the impact FAS 161 will have on its consolidated financial statement disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We are exposed to various market risk factors such as changes in foreign currency rates and fluctuating interest rates.

Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income (loss). As of March 31, 2008, assets of foreign subsidiaries constituted approximately 39% of total assets. Foreign currency exchange rate exposure is most significant with respect to our European and South American operations. For the fiscal year ended March 31, 2008, net sales were positively impacted by the valuation of foreign currencies, primarily the euro, versus the U.S. dollar by $22.1 million. Net sales for fiscal 2007 were positively impacted by the valuation of foreign currencies, primarily the euro, versus the U.S. dollar by $11.6 million while net sales for fiscal 2006 were negatively impacted by the devaluation of foreign currencies versus the U.S. dollar by $3.2 million.

Currency transaction exposure. Currency transaction exposure arises when a business has transactions denominated in foreign currencies. We have entered into forward contracts that are denominated in foreign currencies, principally euros and Slovakian korunas, to offset the remeasurement impact of currency rate changes on intercompany receivables and payables. These contracts are used to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into derivative instrument transactions for trading or speculative purposes. The purpose of our foreign currency management policy is to minimize the effect of exchange rate fluctuations on certain foreign denominated anticipated cash flows. Holding all other variables constant, a change in the contracted forward rates of 1% on our forward contracts denominated in the present foreign currencies would result in no gain or loss. We expect to continue to utilize forward contracts to manage foreign currency exchange risk in the future.

Interest rate risk. Under the terms of the Company’s senior credit facility, we pay a variable rate of interest based on LIBOR and are subject to interest rate risk as a result of changes in LIBOR. The Company’s total indebtedness as of March 31, 2008 was $448.2 million, of which $173.2 million bears interest at variable rates. As of March 31, 2008, all of our variable-rate borrowings were under the term loan facilities and were at the adjusted LIBOR plus a 2% margin. Of those borrowings, $120.0 million, or 69%, was hedged through interest rate swaps. At March 31, 2008, the weighted-average interest rate on our term loan facility borrowings was approximately 6.9% (consisting of approximately 4.9% LIBOR plus 2%). Holding all other variables constant, a change in the interest rate of 1% on our variable-rate debt, after giving effect to the interest rate swaps, would impact annual interest costs by $0.5 million.

To hedge exposure to variable interest rates, the Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month LIBOR and makes periodic payments at specified fixed rates. The following table describes the terms of the Company’s interest rate swap agreements:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of March 31, 2008
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	3.894%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	3.078%
November 21, 2007	November 27, 2007	November 27, 2009	20.0	4.034%	3.089%

Total			$120.0

The purpose of the swaps, designated as cash flow hedges, is to hedge the Company’s interest payments on a portion of its variable-rate debt. Changes in the Company’s cash flows attributable to the risk being hedged are expected to be offset by the hedging derivatives, and to the extent the swaps provide an effective hedge, changes in the fair value of the swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness of the swaps is required to be recognized in earnings; however, we anticipate the interest rate swaps will remain effective through maturity. Other comprehensive loss of $3.6 million (net of tax of $2.5 million) and $0.6 million (net of tax of $0.5 million) during fiscal 2008 and 2007, respectively, reflects the decrease in fair value of the interest rate swaps due to fluctuations in market interest rates during those periods. In fiscal 2006, other comprehensive income of $0.3 million (net of tax of $0.3 million) reflects the increase in fair value of the interest rate swaps due to fluctuations in market interest rates during that period. We expect to continue to utilize interest rate swap agreements to manage interest rate risk in the future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

Sensus Metering Systems (Bermuda 2) Ltd.

We have audited the accompanying consolidated balance sheets of Sensus Metering Systems (Bermuda 2) Ltd. as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensus Metering Systems (Bermuda 2) Ltd. as of March 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 11 and 13 to the consolidated financial statements, during the fiscal year ended March 31, 2008, the Company adopted Statement of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/ Ernst & Young LLP

Raleigh, North Carolina

May 15, 2008

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share and share data)

	March 31, 2008	March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36.9	$34.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1.5 and $1.8 at March 31, 2008 and 2007, respectively	103.2	98.3
Other	0.8	1.4
Inventories, net	68.8	63.6
Prepayments and other current assets	10.2	11.5
Deferred income taxes	5.0	6.4
Deferred costs	1.1	—
Assets held for sale	27.4	—

Total current assets	253.4	216.1
Property, plant and equipment, net	123.6	134.3
Intangible assets, net	199.2	220.9
Goodwill	377.6	370.2
Deferred income taxes	17.4	9.2
Deferred costs	25.3	—
Other long-term assets	22.8	22.5

Total assets	$1,019.3	$973.2

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$77.8	$64.1
Accruals and other current liabilities	65.8	57.5
Current portion of long-term debt	0.1	—
Short-term borrowings	—	3.9
Income taxes payable	—	1.3
Restructuring accruals	5.2	3.7
Deferred revenue	4.5	3.0
Liabilities held for sale	18.8	—

Total current liabilities	172.2	133.5
Long-term debt, less current portion	448.1	471.6
Pensions	52.5	46.5
Deferred income taxes	71.9	73.2
Deferred revenue	33.3	2.1
Other long-term liabilities	21.3	11.7
Minority interest	3.2	8.1

Total liabilities	802.5	746.7
Commitments and Contingencies (Note 18)
STOCKHOLDER’S EQUITY:
Common stock, par value $1.00 per share, 12,000 shares authorized, issued and outstanding	—	—
Paid-in capital	243.2	243.2
Accumulated deficit	(29.3)	(18.1)
Accumulated other comprehensive income	2.9	1.4

Total stockholder’s equity	216.8	226.5

Total liabilities and stockholder’s equity	$1,019.3	$973.2

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006
NET SALES	$694.2	$632.9	$613.9
COST OF SALES	510.3	453.8	427.5

GROSS PROFIT	183.9	179.1	186.4
OPERATING EXPENSES:
Selling, general and administrative expenses	121.5	110.4	107.9
Restructuring costs	7.0	8.5	7.2
Amortization of intangible assets	19.7	23.6	22.5
Other operating expense, net	2.3	2.7	3.4

OPERATING INCOME	33.4	33.9	45.4
NON-OPERATING (EXPENSE) INCOME:
Interest expense, net	(41.8)	(42.4)	(39.3)
Other (expense) income , net	(2.4)	1.9	(1.1)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(10.8)	(6.6)	5.0
(BENEFIT) PROVISION FOR INCOME TAXES	(2.6)	1.0	8.2

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(8.2)	(7.6)	(3.2)
MINORITY INTEREST	(1.9)	(0.5)	—

LOSS FROM CONTINUING OPERATIONS	(10.1)	(8.1)	(3.2)
GAIN FROM DISCONTINUED OPERATIONS	—	0.1	—

NET LOSS	$(10.1)	$(8.0)	$(3.2)

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in millions)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2005	$—	$200.0	$(6.9)	$0.9	$194.0
Other comprehensive (loss) income:
Net loss	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustment	—	—	—	2.1	2.1
Additional minimum pension liability adjustment, net of tax of $0.2 million	—	—	—	(6.8)	(6.8)
Unrealized gain on interest rate swaps, net of tax of $0.3 million	—	—	—	0.3	0.3

Total comprehensive loss					(7.6)

Balance at March 31, 2006	—	200.0	(10.1)	(3.5)	186.4
Equity contribution from parent related to AMDS acquisition	—	43.2	—	—	43.2
Other comprehensive (loss) income:
Net loss	—	—	(8.0)	—	(8.0)
Foreign currency translation adjustment	—	—	—	1.7	1.7
Additional minimum pension liability adjustment, net of tax of $0.2 million	—	—	—	3.8	3.8
Unrealized loss on interest rate swaps, net of tax of $0.5 million	—	—	—	(0.6)	(0.6)

Total comprehensive loss					(3.1)

Balance at March 31, 2007	—	243.2	(18.1)	1.4	226.5
Adoption of FIN 48 adjustment	—	—	(1.1)	—	(1.1)
Other comprehensive (loss) income:
Net loss	—	—	(10.1)	—	(10.1)
Foreign currency translation adjustment	—	—	—	4.8	4.8
Defined benefit pension plan adjustment, net of tax of $0.1 million	—	—	—	(2.9)	(2.9)
Unrealized loss on interest rate swaps, net of tax of $2.5 million	—	—	—	(3.6)	(3.6)

Total comprehensive loss					(11.8)
Adoption of FAS 158	—	—	—	3.2	3.2

Total comprehensive loss					(8.6)

Balance at March 31, 2008	$—	$243.2	$(29.3)	$2.9	$216.8

The accompanying notes are an integral part of these consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006
OPERATING ACTIVITIES:
Net loss	$(10.1)	$(8.0)	$(3.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	27.1	24.5	19.9
Amortization of intangible assets	19.7	23.6	22.5
Amortization of software development costs	0.9	—	—
Amortization of deferred financing costs	2.8	2.5	2.0
Deferred income taxes	(5.9)	(4.2)	2.2
Net loss (gain) on sale of assets	—	(1.6)	(0.2)
Non-cash restructuring charges	0.2	1.3	1.1
Net loss (gain) on foreign currency transactions	1.3	(1.7)	2.1
Minority interest	1.9	0.5	—

	37.9	36.9	46.4
Changes in assets and liabilities used in operations, net of effects of acquisitions and divestitures:
Accounts receivable	(2.7)	(3.7)	(1.8)
Inventories	(4.7)	(5.4)	(5.4)
Other current assets	1.8	(0.6)	(1.4)
Accounts payable, accruals and other current liabilities	13.1	(0.2)	10.1
Income taxes payable	—	(0.8)	1.3

	7.5	(10.7)	2.8
Changes in other assets and liabilities, net of effects of acquisitions and divestitures:
Net cash flow from long-term AMI electric and gas contracts	5.1	—	—
Other	—	2.8	(2.1)

	5.1	2.8	(2.1)

Net cash provided by operating activities	50.5	29.0	47.1
INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(22.8)	(17.3)	(23.2)
Purchases of intangible assets	(0.3)	(0.4)	(1.6)
Software development costs	(4.7)	(0.6)	—
AMDS acquisition	(0.9)	(49.7)	—
Rongtai acquisition	—	(0.6)	(11.6)
DuPenn acquisition	—	(0.5)	(1.7)
Nexus acquisition	—	—	(0.1)
Proceeds from sale of investments	—	—	0.4
Proceeds from sale of assets	—	1.8	1.1

Net cash used in investing activities	(28.7)	(67.3)	(36.7)
FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings	1.3	(0.1)	—
Principal payments on debt	(23.0)	(10.0)	(19.2)
Debt issuance costs	—	(0.6)	—
Proceeds from issuance of debt	—	—	0.4
Equity contributions from Bermuda 1 for AMDS acquisition	—	30.4	—
Proceeds from joint venture partner	—	—	6.0

Net cash (used in) provided by financing activities	(21.7)	19.7	(12.8)
Effect of exchange rate changes on cash	1.9	0.9	0.1

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2.0	(17.7)	(2.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$34.9	$52.6	$54.9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$36.9	$34.9	$52.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid during the period for:
Interest	$38.9	$40.6	$37.7

Income taxes, net of refunds	$4.0	$6.2	$2.8

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

The Company was formed on December 18, 2003 through the acquisition of the metering systems and certain other businesses of Invensys. Prior to the acquisition, the Company had no active business operations. The metering systems businesses operated by Invensys prior to the acquisition are referred to herein as “Invensys Metering Systems.” The acquisition was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of 8 5/8% senior subordinated notes due in 2013 (the “Notes”) and equity contributions from Bermuda 1.

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

Accounts Receivable

Credit is extended by the Company based upon an evaluation of the customer’s financial position, and generally collateral is not required. The Company provides an allowance for doubtful accounts equal to estimated collection losses that will be incurred in the collection of receivables. Estimated losses are based on historical collection experience, as well as a review by management of the current status of all receivables. For certain customers in high risk countries, the Company may require the customer to obtain a letter of credit. However, in general the Company does not require collateral for the majority of its customers.

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

Software Development Costs

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as research and development costs until technological feasibility is established, at which point the costs of producing software products, including coding and testing, are capitalized. Capitalization ceases when the products are available for sale to customers, and amortization begins when the products are ready for general release. Software development costs are amortized using the straight-line method over the estimated economic life of the software. At March 31, 2008 and 2007, gross software development costs were $5.3 million and $0.6 million, respectively, and in fiscal 2008, $0.9 million of related amortization expense was recorded.

Each quarter, a net realizability test is performed on a product-by-product basis to ensure that the asset value has not been impaired. The unamortized capitalized costs did not exceed the net realizable value as of March 31, 2008 and 2007, and as such, there was no impairment.

Goodwill and Identifiable Intangible Assets

Intangible assets consist of tradenames, patents, non-competition agreements, developed technology and customer and distributor relationships. Goodwill at March 31, 2008 represents the excess of the purchase price paid by the Company for Invensys Metering Systems, NexusData, Inc. and Advanced Metering Data Systems, L.L.C. (“AMDS”) over the fair value of the net assets acquired (see Note 2). The purchase price allocation for these acquisitions resulted in $377.6 million of goodwill being recorded. The goodwill is attributed to the value placed on the Company being an industry leader with market-leading positions in the North American and European water metering markets, the North American clamps and couplings and precision die casting markets and the expected synergies resulting form the Nexus and AMDS acquisitions. The Company is also a market leader in the North American gas metering market, the European heat metering market and the North American water AMI market. The Company has achieved these leadership positions by developing and manufacturing innovative products. In addition, future expansion of AMI technology provides a significant opportunity for the Company. Patents, trademarks, developed technology, customer and distributor relationships and non-competition agreements are stated at fair value on the date of acquisition as determined by an independent

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation firm. Trademarks are assumed to have indefinite lives and are not amortized. Patents and customer and distributor relationships are being amortized using the straight-line method over 3 to 15 years, and 5 to 25 years, respectively. The developed technology from the AMDS acquisition is being amortized ratably over 12 years. The non-competition agreement has been amortized ratably over 4 years, the contractual period of the agreement.

The Company performs annual goodwill and other indefinite lived identifiable intangibles impairment tests based upon a discounted cash flow methodology. Estimated future cash flows are based upon historical trends and current projections and are discounted at a corresponding market rate. The performance of the test involves a two-step process. First, if the carrying amount of the reporting unit exceeds the estimated fair value determined through that discounted cash flow methodology, goodwill impairment may exist, and the second step is then performed. The second step measures the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill. The Company performed goodwill impairment testing of the reporting units as of March 31, 2008 and determined that the fair value of each of the reporting units exceeded its carrying value; therefore no impairment was recorded.

In addition, the Company performed impairment testing of its tradenames as of March 31, 2008, using the same business models as used in its impairment testing for goodwill. To arrive at the fair value for the tradenames, the Company utilized the relief from royalty method for each reporting unit on the basis that a tradename has a fair value equal to the present value of the royalty income attributable to it. The fair values of the tradenames were compared to their carrying values. If the carrying values of the tradenames exceed their fair value an impairment loss would be recognized in an amount equal to that excess. In all instances, the fair values of the future revenues associated with the tradenames exceeded the carrying value, and therefore no impairment was evident.

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

The Company recorded no impairment of long-lived assets in fiscal 2008 and $0.3 million and $1.1 million for the years ended March 31, 2007 and 2006, respectively. (See Note 7 Restructuring Costs.)

Deferred Financing Costs

Other long-term assets at March 31, 2008 and 2007 include deferred financing costs of $14.8 million and $17.6 million, net of accumulated amortization of $10.2 million and $7.4 million, respectively. The costs paid to the lender to obtain, re-finance and amend long-term financing are being amortized using the effective interest method over the term of the related debt. Deferred financing costs and the related amortization expense are adjusted when any prepayments of principal are made to or interest rates change on the outstanding debt. Amortization of deferred financing costs was $2.8 million, $2.5 million and $2.0 million for the years ended March 31, 2008, 2007 and 2006, respectively.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using enacted statutory tax rates applicable to future years when the temporary differences are expected to reverse. The Company records a valuation allowance when it determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has a tax holiday in Algeria that provides an income tax benefit of $0.8 million which will expire in calendar year 2009.

Foreign Currency

Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses are translated at average exchange rates effective during the respective period. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholder’s equity. Foreign currency transaction losses, net are included in other non-operating expense and were $2.3 million, $0.2 million and $2.0 million for the years ended March 31, 2008, 2007 and 2006, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with the following generally accepted accounting principles:

•	SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”)

•	AICPA Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”)

Under SAB 104, revenues are recognized when a) persuasive evidence of an arrangement exists, b) delivery has occurred or services have been rendered, c) the sales price is fixed or determinable and d) collectibility is reasonably assured. The Company has certain sales rebate programs with some customers that periodically require rebate payments. The Company estimates amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments and sales returns and allowances. These estimates are based upon the Company’s historical experience. The Company records an allowance for sales returns based on the historical relationship between shipments and returns. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

The Company has historically entered into and will continue to execute AMR contracts. With its AMDS acquisition, the Company began to deploy its new advanced, fixed network AMI technology under long-term contracts, generally up to 20 years. These contracts contain multiple elements, including hardware, software, project management and installation services as well as ongoing customer support. Such arrangements are subject to the four revenue recognition criteria identified above, as well as to the guidance in SOP 97-2. Among other things, this guidance requires the allocation of the aggregate contract value to each of the respective elements based on vendor-specific objective evidence (“VSOE”) of fair value and establishes the timing of revenue recognition for each of those elements. VSOE of fair value is the price at which an element of a multiple-element contract is sold on a stand-alone basis, and it is on this basis that the aggregate contract value is allocated to each of the elements in the contract.

If the Company is unable to establish sufficient VSOE of fair value for the undelivered elements of its long-term contracts, such as those with certain AMI electric and gas utility customers, revenues are recognized ratably over the life of the contract, generally 10 to 20 years. The Company has not established VSOE of fair value on these contracts since there is not sufficient history of stand-alone customer support sales.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This accounting for revenue recognition has no effect on cash flow as billings to customers under these long-term AMI electric and gas contracts occur when the network infrastructure and related endpoints are deployed and the associated costs are incurred, generally over the first several years of the contract term.

Deferred Revenue and Deferred Costs

Deferred revenue and associated incremental direct costs result primarily from long-term AMI electric and gas contracts whereby the Company has deployed metering infrastructure, shipped product or performed services, including billing customers for the products and services, but for which all revenue recognition criteria for accounting purposes have not yet been met (see Revenue Recognition above). Deferred revenue and deferred costs are shown separately within total liabilities and total assets, respectively, in the accompanying consolidated balance sheets, depending on duration. For comparability, in the March 31, 2007 consolidated balance sheet, deferred revenue has been reclassified from accruals and other current liabilities and other long-term liabilities.

The following represents a reconciliation of the deferred revenue and deferred costs, net of amortization, for the periods presented (in millions):

	March 31, 2008	March 31, 2007
Current deferred revenue related to:
Long-term AMI electric and gas contracts	$1.3	$—
Other	3.2	3.0

Total	$4.5	$3.0

Long-term deferred revenue related to:
Long-term AMI electric and gas contracts	$30.1	$—
Other	3.2	2.1

Total	$33.3	$2.1

Current deferred costs related to long-term AMI electric and gas contracts	$1.1	$—

Long-term deferred costs related to:
Long-term AMI electric and gas contracts	$25.2	$—
Other	0.1	—

Total	$25.3	$—

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred and were $3.4 million, $2.9 million and $2.8 million for the years ended March 31, 2008, 2007 and 2006, respectively.

Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses as incurred and were $26.6 million, $24.8 million and $26.1 million for the years ended March 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

Bermuda 1 maintains a Restricted Share Plan (the “Plan”) that provides for the award of restricted common shares to officers, directors and consultants of the Company. The restricted shares issued pursuant to the Plan are

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the restricted shares may accelerate upon the occurrence of certain stated liquidity events. Common shares awarded under the Plan are subject to restrictions on transfer, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement. As of March 31, 2008, there were 2,000,000 restricted shares of Bermuda 1 authorized and 999,000 shares issued and outstanding. The outstanding restricted shares were purchased for $0.01 of cash consideration. No awards were granted in fiscal 2008 or fiscal 2007.

On April 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, which requires that the compensation cost related to share-based payment transactions be recognized in the financial statements based on estimated fair values. The Company performed a fair value analysis of its restricted shares as of the grant date and determined that no compensation expense was required to be recorded. For each reporting period, the Company will perform an evaluation of its contingent repurchase rights on an individual employee-by-employee basis. If the Company’s contingent repurchase features become probable, the Company will assess whether liability classification is appropriate.

Prior to April 1, 2006, the Company accounted for share-based payments to employees under the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense related to the Plan was recognized for the years ended March 31, 2008, 2007 and 2006.

On July 19, 2007, the Company’s board of directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”), as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option Agreement. The Option Plan provides for the issuance of stock options to employees, directors and consultants of the Company and its subsidiaries and affiliates. A total of 1,000,000 shares of Bermuda 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan. The options awarded under the Option Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant, and vesting may accelerate upon the occurrence of certain stated liquidity events.

During fiscal 2008, the compensation committee of the Company’s board of directors granted options, at an exercise price of $5.50 per share, to purchase 370,000 shares of Bermuda 1 Class B common stock to certain members of management, none of which were vested, exercised or forfeited. Compensation expense related to the Option Plan, measured using the Black-Scholes option-pricing model, was immaterial for fiscal 2008. The assumptions used in the option-pricing model involved expected volatility of 38%, the risk free interest rate of 2.6% and the expected term of five years.

Bermuda 1 common shares awarded under the Restricted Share Plan and the Option Plan are generally subject to restrictions on transfer, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement. The options to acquire common shares awarded under the Option Plan have exercise prices that are determined by the Committee at the time of grant.

Concentration of Credit and Workforce

Approximately 11% of total net sales for the year ended March 31, 2008 and 12% of total net sales for each of the years ended March 31, 2007 and 2006 was with HD Supply Waterworks, Ltd. (formerly Home Depot Waterworks Supply, Inc.) and its affiliates. Also, approximately 10% and 11% of total accounts receivable at March 31, 2008 and 2007 was with HD Supply Waterworks, Ltd. and its affiliates.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately 44% and 66% of the Company’s labor force in the United States and Europe, respectively, is covered by collective bargaining agreements.

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of sales in the consolidated statements of operations. Shipping and handling costs were $12.6 million, $10.7 million and $10.8 million for the years ended March 31, 2008, 2007 and 2006, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, trade receivables and trade payables approximated fair values as of March 31, 2008 and 2007. The carrying value of the Company’s term loans and revolving credit facility borrowings approximates fair value as they bear interest at a variable market rate. The estimated fair value of the Company’s 8.625% senior subordinated notes was approximately $258.5 million and $275.0 million at March 31, 2008 and 2007, respectively, compared to its face value of $275.0 million. The fair value of these notes was determined based upon a discounted cash flow analysis at the prevailing market rates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. For all financial assets and financial liabilities, FAS 157 is effective for the Company beginning in fiscal 2009; for all non-financial assets and non-financial liabilities, FAS 157 is effective beginning in fiscal 2010. The Company is currently evaluating the impact FAS 157 will have on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted FAS 158 related to the funded status in the current fiscal year. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position through one of two transition methods. Both transition methods would require immediate adjustments to the statement of financial position. The Company will adopt this change related to the measurement date in the fiscal year ended March 31, 2009. The Company does not anticipate that the adoption of the measurement date provisions of FAS 158 related to the measurement date will have a material impact on its financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS 159 on its consolidated financial statements.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest and the goodwill acquired in the business combination at the acquisition date. FAS 141R also establishes principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the Company beginning in fiscal 2010. The Company expects FAS 141R to have an impact on the accounting for any future business acquisitions occurring subsequent to the effective date.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 requires a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for the Company beginning in fiscal 2010. The Company is currently assessing the impact of FAS 160 on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), to enhance the disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). FAS 161 requires enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under FAS 133, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 also requires cross-referencing within the footnotes to identify important information about derivative instruments. FAS 161 is effective for fiscal years beginning after November 15, 2008 and thus will be adopted by the Company in the fiscal year ended March 31, 2010. The Company is currently assessing the impact FAS 161 will have on its consolidated financial statement disclosures.

2.	ACQUISITIONS

The Company’s acquisition of Invensys Metering Systems was completed pursuant to the terms of a stock purchase agreement dated as of October 21, 2003 between Invensys and certain of its affiliates and Sensus Metering Systems Inc. (“SMS Inc.”). SMS Inc. is a wholly owned subsidiary of Bermuda 2.

The purchase price for Invensys Metering Systems of $650.3 million was financed through a combination of borrowings under a $230.0 million term loan facility that is part of the Company’s senior credit facilities, the issuance of $275.0 million of the Notes and equity contributions from Bermuda 1.

During fiscal 2007, the Company adjusted the purchase price allocation by $1.7 million primarily to reflect revised net operating loss carryforwards in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.

The final allocation of the purchase price resulted in the recognition of $330.9 million of goodwill primarily related to the anticipated future earnings and cash flows of the businesses acquired. The Company allocated

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$260.1 million to intangible assets, of which $27.3 million were indefinite-lived assets related to tradenames and trademarks and $232.8 million related to finite-lived assets, including patents, distributor and other customer relationships and a non-compete agreement that are being amortized using the straight-line method over 3 to 15 years for patents, 5 to 25 years for distributor and customer relationships, and 4 years for the non-compete agreement.

This transaction was accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”). The consolidated financial statements herein include the Company’s results of operations for the period since inception.

The following describes the Company’s other acquisitions:

AMDS. On July 6, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of AMDS for $62.6 million consisting of $49.8 million in cash and 15,000 vested preference shares issued by Bermuda 1 with an estimated fair value of $12.8 million. The Company financed the transaction with equity contributions totaling $30.4 million in cash from Bermuda 1, cash on hand and utilization of the Company’s revolving credit facility. The vested preference shares are subject to mandatory redemption by Bermuda 1 for $15 million at the option of the holder once certain future financial performance targets are achieved. On the earlier of an initial public offering, change in control or the fifth anniversary of the closing date, any vested shares that have not been redeemed for liquidation value or converted into common shares of Bermuda 1 will then become redeemable by Bermuda 1 or convertible regardless of whether the performance measures have been met. The estimated fair value of the vested preference shares was determined using a discounted cash flow analysis based on management’s estimate of when specified performance measures will be achieved. During the fourth quarter of fiscal 2008, the first performance threshold had been achieved related to 50% of the vested preference shares. Accordingly, 7,500 vested preference shares will be released from restrictions.

This purchase provides the Company with core capability to deliver comprehensive AMI technology with robust two-way offerings to the electricity market and powerful one-way solutions for the water and gas markets, which complements the Company’s existing AMR technologies. Prior to the acquisition, the Company had marketed AMDS’ technology to the electric utility and combined utility markets in North America under an exclusive licensing agreement. The Company has finalized the purchase price allocation attributable to the AMDS acquisition, subject to the payment of any additional future consideration to AMDS discussed below. As of March 31, 2008, $45.4 million of goodwill, of which $23.6 million is expected to be deductible for tax purposes, was allocated to this acquisition.

The Company is also required to make additional future cash payments to the former AMDS shareholders based on a specified percentage of certain financial performance measures of the acquired business through March 2011. As of March 31, 2008, the Company has accrued $7.5 million related to the performance of the acquired business, net of $0.9 million paid in accordance with the purchase agreement, $4.7 million of which was classified as accruals and other current liabilities and $2.8 million was classified as other long-term liabilities in the accompanying consolidated balance sheet as of March 31, 2008.

In addition, on the date of acquisition, Bermuda 1 issued 15,000 unvested preference shares to AMDS, which are subject to vesting based on the performance of the acquired business over a five-year period following closing. The redemption value of the unvested preference shares is $15.0 million if the specified performance thresholds are achieved over the relevant period. As of March 31, 2008, none of these preference shares has become vested.

In accordance with FASB Emerging Issues Task Force Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Bermuda 1 is legally obligated to satisfy any future redemption requirements of the vested and unvested preference shares; the Company is not obligated to fulfill any future redemption requirements on behalf of Bermuda 1. Accordingly, the estimated fair value of the vested preference shares has been reflected within stockholder’s equity in the accompanying consolidated balance sheets at March 31, 2007 and 2008 since it represents a capital contribution from Bermuda 1.

DuPenn. On February 17, 2006, we acquired certain assets and assumed certain liabilities of DuPenn, Inc. (“DuPenn”), a provider of machined castings for our gas metering business. This purchase enabled the Company to enhance its gas metering supply chain and improve its on-time delivery performance to key customers. The purchase price for the net assets of DuPenn was $2.2 million, consisting of $1.7 million, $0.4 million and $0.1 million of cash consideration paid in February 2006, May 2006 and February 2007, respectively. The net assets acquired consisted of property, plant and equipment of $2.1 million and net working capital components of $0.1 million. The acquisition of DuPenn was accounted for in accordance with FAS 141.

Rongtai. On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Yangzhou Runlin Investment Co., Ltd. The joint venture is called Sensus-Rongtai Precision Die Casting (Yangzhou) Co., Ltd. (“PDC Rongtai”). The purpose of this joint venture was to secure low-cost manufacturing capability in China. The final purchase price allocation, representing the fair value of the tangible assets acquired and liabilities assumed in the acquisition, was $12.2 million. The acquisition was accounted for in accordance with FAS 141. The Company owns 60% of the joint venture and fully consolidates the financial statements of PDC Rongtai. The consolidated financial statements herein include the results of operations of PDC Rongtai for the period from the date of acquisition. During the fourth quarter of fiscal 2008, the Company decided to exit from its investment in the Rongtai joint venture and, as a result, has classified the net assets of PDC Rongtai as held for sale (see Note 21).

3.	INTANGIBLE ASSETS

Intangible assets are summarized as follows (in millions):

	March 31, 2008		March 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Goodwill	$377.6	$—	$370.2	$—
Tradenames (indefinite lived)	27.3	—	27.3	—
Pension and other	—	—	2.8	—

	404.9	—	400.3	—
Intangible assets subject to amortization:
Distributor and marketing relationships	192.3	(47.9)	191.4	(36.5)
Developed technology	26.0	(3.8)	26.0	(1.6)
Non-competition agreements	30.5	(30.3)	30.5	(24.8)
Patents	16.5	(11.4)	15.6	(9.8)

	265.3	(93.4)	263.5	(72.7)

Total intangible assets	$670.2	$(93.4)	$663.8	$(72.7)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents the estimated amortization expense (in millions) for intangible assets for each of the next five fiscal years:

Years Ended March 31,
2009	$13.9
2010	11.0
2011	10.7
2012	10.1
2013	10.1

The following summarizes the weighted-average amortization periods in years for intangible assets subject to amortization as of March 31, 2008:

Distributor and marketing relationships	21.3
Developed technology	12.0
Non-competition agreements	4.0
Patents	6.6
All intangible assets	17.5

The following represents a reconciliation of the changes in goodwill (in millions) for the periods presented:

Goodwill at March 31, 2006	$330.5
AMDS acquisition (Note 2)	38.0
Adjustment to goodwill related to tax contingency resolution (Note 2)	1.7

Goodwill at March 31, 2007	$370.2
AMDS acquisition (Note 2)	7.3
Foreign exchange	0.1

Goodwill at March 31, 2008	$377.6

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in millions):

	March 31, 2008	March 31, 2007
Land, buildings and improvements	$50.8	$48.0
Machinery and equipment	159.4	143.3
Construction in progress	4.2	9.2

Total property, plant and equipment	214.4	200.5
Less accumulated depreciation	(90.8)	(66.2)

Property, plant and equipment, net	$123.6	$134.3

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2008	March 31, 2007
Raw materials, parts and supplies	$35.3	$35.3
Work in process	13.4	13.6
Finished goods	22.3	17.0
Allowance for shrink and obsolescence	(2.2)	(2.3)

Inventories, net	$68.8	$63.6

6.	FINANCIAL INSTRUMENTS

The Company utilizes derivative instruments, specifically forward contracts and interest rate swap agreements, to manage its exposure to market risks such as foreign currency exchange and interest rate risks. The Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value.

As of March 31, 2008, the Company had various foreign currency forward contracts outstanding to sell approximately $3.8 million, net by buying approximately EUR 6.5 million, net and selling approximately SKK 131.4 million, net. The outstanding contracts have expiration dates ranging from April 2, 2008 through May 19, 2008. These contracts are arranged to manage the exposure to foreign currency risks related primarily to certain intercompany receivable and payable balances denominated in those currencies and substantially offset exchange losses and gains on underlying exposures. Gains and losses on these contracts, as well as gains and losses on the items being hedged, are included as a component of other non-operating income (expense) in the Company’s consolidated statements of operations. The Company does not utilize hedge accounting treatment for its forward contracts. The Company recorded a net loss of $1.2 million, $1.9 million and $0.1 million on the foreign currency forward contracts for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, which includes a $1.6 million realized loss in each of fiscal 2008 and 2007 and a $0.1 million realized gain in fiscal 2006 upon settlement of certain contracts.

The Company utilizes interest rate swap agreements to mitigate its exposure to fluctuations in interest rates on variable-rate debt. The Company has entered into various interest rate swap agreements in which it receives periodic variable interest payments at the three-month London Interbank Offered Rate (“LIBOR”) and makes periodic payments at specified fixed rates.

The following table describes the terms of the Company’s interest rate swap agreements:

Trade Dates	Effective Dates	Maturity Dates	Notional Amounts (in millions)	Pay Fixed Rates	Receive Three-Month LIBOR as of March 31, 2008
December 9, 2005	January 20, 2006	September 30, 2010	$50.0	4.927%	3.894%
March 24, 2006	August 22, 2006	June 30, 2010	50.0	5.121%	3.078%
November 21, 2007	November 27, 2007	November 27, 2009	20.0	4.034%	3.089%

Total			$120.0

These interest rate swaps have been designated as cash flow hedges, and changes in the Company’s cash flows attributable to the risk being hedged are expected to be offset by the hedging derivatives. To the extent the

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

swaps provide an effective hedge, changes in the fair value of the interest rate swaps are reflected in other comprehensive income (loss), net of tax. Any ineffectiveness related to the interest rate swaps will be recorded through earnings. Other comprehensive loss of $3.6 million (net of tax of $2.5 million) and $0.6 million (net of tax of $0.5 million) during fiscal 2008 and 2007, respectively, reflects the decrease in fair value of the interest rate swaps due to fluctuations in market interest rates during those periods. In fiscal 2006 the Company recorded other comprehensive income of $0.3 million (net of tax of $0.3 million), which reflects the increase in fair value of the interest rate swaps due to fluctuations in market interest rates during that period. The accumulated loss recorded on the interest rate swaps approximates $6.6 million.

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

For the year ended March 31, 2008, the Company incurred restructuring costs of $7.0 million, primarily related to the Company’s efforts to create a Global Water Metering organization headquartered in Europe and to continue its activities to rationalize its water meter product lines across Europe, the Middle East/Africa and South America. These costs are attributable to the Company’s focus on improving returns in its core water metering businesses by rationalizing manufacturing capacity and related administrative overheads. These restructuring activities affected both direct and indirect headcount and resulted in a net reduction of 30 employees across Europe and South America. Specific initiatives include discontinuation of selected product lines in Germany and North Africa, outsourcing of certain product lines, the reorganization of the Western Europe sales organization, rationalization of administrative support for the new Global Water organization and the elimination of certain dormant legal entities in the U.K. A significant portion of the costs recognized in the current fiscal year relate to an early retirement program in Germany, which will continue through fiscal 2009.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-cash restructuring costs of $0.6 million and $0.5 million were incurred for the India and Rongtai joint ventures, respectively, and related to the write-off of certain assets that were impaired as a result of the restructuring initiatives undertaken. The remaining $6.1 million of restructuring costs incurred for fiscal 2006 primarily related to the Company’s ongoing restructuring activities to rationalize its water meter product lines in Germany and the reorganization of executive management. These costs are attributable to the Company’s focus on improving returns in core businesses by consolidating excess manufacturing capacity, rationalizing certain product lines and streamlining of administrative overheads. Fiscal 2006 activities affected both direct and indirect personnel and resulted in a net headcount reduction of 115 employees, primarily in the Company’s Asian gas meter and German water meter production facilities.

The following reflects activity associated with costs related to the Company’s restructuring initiatives (in millions):

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006
Employee severance and exit costs:
Accrued	$5.1	$6.3	$4.7
Expensed as incurred	1.5	0.9	1.4
Impairment of long-lived assets	—	0.3	1.1
Inventory write-down	0.3	1.0	—
Legal costs	0.1	—	—

Total	$7.0	$8.5	$7.2

Restructuring accruals are summarized as follows (in millions):

	Year Ended March 31, 2008	Year Ended March 31, 2007
Balance at beginning of year	$6.5	$5.7
Cash payments	(4.5)	(6.3)
Write-off/write-down of accrued inventory charges	(0.3)	0.2
Accrual of new committed/announced programs	5.1	6.3
Foreign currency translation adjustment	0.8	0.6

Balance at end of year	$7.6	$6.5

Current portion	$5.2	$3.7
Non-current portion	2.4	2.8

Total	$7.6	$6.5

Restructuring accruals are reflected within current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. As of March 31, 2008 and 2007, restricted cash of $1.8 million and $1.2 million, respectively, was classified as other long-term assets in the accompanying consolidated balance sheets and an additional $1.3 million was classified as prepayments and other current assets as of March 31, 2008 in order to fund the Company’s early retirement contracts for certain of its German employees.

8.	DEBT

On December 17, 2003, the Company entered into a term loan credit agreement (the “Credit Agreement”) with Credit Suisse (formerly known as Credit Suisse First Boston) under which the Company has outstanding

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term loans at March 31, 2008 of $173.2 million, comprised of $162.0 million of Term B-1 Loans and $11.2 million of Term B-2 Loans. The margin on rates linked to LIBOR is 2% and the margin on rates linked to the Alternate Base Rate is 1%. The weighted-average interest rate for these loans was approximately 6.9% and 7.2% at March 31, 2008 and 2007. The term loans require quarterly payments of principal and interest, and the facility matures on December 17, 2010.

The Company’s total indebtedness outstanding consists of the following (in millions):

	March 31, 2008	March 31, 2007
Current portion of European term loan facility	$0.1	$—
Short-term borrowings—Rongtai (1)	—	3.9

Total current portion of long-term debt and short-term borrowings	0.1	3.9
Long-term loan from Rongtai joint venture partner (1)	—	0.4
U.S. term loan facility	162.0	177.0
European term loan facility	11.1	19.2
Senior subordinated notes	275.0	275.0

Total long-term debt	448.1	471.6

Total debt	$448.2	$475.5

(1)	During the fourth quarter of fiscal 2008, the Company decided to exit from its investment in the PDC Rongtai joint venture and, as a result, has classified the net assets as held for sale. This included the reclassification of $5.8 million of short-term borrowings and $0.5 million of long-term loans of PDC Rongtai to net liabilities held for sale (see Note 21).

The Company has a $70.0 million revolving credit facility in connection with the term loan facility with an interest rate of adjusted LIBOR plus 2.5%, or the Alternate Base Rate plus 1.5% (exclusive in each case of a 0.5% facility fee) at March 31, 2008. There was $13.3 million of the facility utilized in connection with outstanding letters of credit at March 31, 2008. Letter of credit fees are based on 2.625% of the outstanding letters of credit balance and totaled $0.2 million in fiscal 2008. This facility expires on December 17, 2009.

The Credit Agreement, as amended, contains certain terms, covenants, conditions and financial ratio requirements that impose substantial limitations on the Company. The Company was in compliance with all covenants at March 31, 2008. The Credit Agreement is guaranteed by the Company’s wholly owned U.S. domestic subsidiaries and is secured by substantially all of their real and personal property. The Company is required under the Credit Agreement to make mandatory prepayments of its loan facilities, subject to certain exceptions, out of, among other things a) net cash proceeds received from the sales of certain assets; b) the issuance of indebtedness for money borrowed; and c) a percentage of the Company’s excess cash flow, as defined.

At March 31, 2008, SMS Inc. had $275.0 million of 8.625% senior subordinated notes outstanding, which mature on December 15, 2013. Interest is payable semi-annually on June 15 and December 15. The Notes are unsecured obligations of Sensus Metering Systems Inc. and are guaranteed on a senior subordinated basis by the Company and, subject to certain limited exceptions, the Company’s U.S. subsidiaries.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents the scheduled maturities of long-term debt for the fiscal years ended March 31 (in millions):

2009	$0.1
2010	44.3
2011	128.8
2012	—
2013	—
Thereafter	275.0

Total long-term debt	$448.2

9.	WARRANTY OBLIGATIONS

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

The following represents a reconciliation of the changes in product warranty reserves for the periods presented (in millions):

	Year Ended March 31, 2008	Year Ended March 31, 2007
Balance at beginning of year	$8.8	$7.8
Warranty provision	9.2	5.0
Settlements made	(7.7)	(4.2)
Foreign currency translation adjustment	0.4	0.2

Balance at end of year	$10.7	$8.8

Current portion	$7.7	$5.3
Non-current portion	3.0	3.5

Total	$10.7	$8.8

10.	ACCRUALS AND OTHER CURRENT LIABILITIES

Accruals and other current liabilities are summarized as follows (in millions):

	March 31,
	2008	2007
Accrued employee related and payroll costs	$27.6	$27.0
Interest payable	8.4	8.7
Customer support accruals	6.8	5.4
Accrued other taxes payable	5.8	4.1
Warranty provision	7.7	5.3
Other	9.5	7.0

Accruals and other current liabilities	$65.8	$57.5

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	RETIREMENT BENEFITS

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

German Pension Plan

The following table reflects the benefit obligation and net liability information for participants in the German pension plan (in millions):

	Year Ended March 31, 2008	Year Ended March 31, 2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$48.1	$45.8
Service cost	0.8	0.9
Interest cost	2.4	2.0
Amendments	0.2	1.7
Actuarial gain	(3.8)	(4.9)
Benefits paid	(2.3)	(2.1)
Currency translation	8.9	4.7

Benefit obligation at end of year	$54.3	$48.1

Change in funded status:
Underfunded status at end of year	$54.3	$48.1
Unrecognized prior service cost	—	(2.6)
Unrecognized net actuarial loss	—	(2.9)
Additional minimum pension liability adjustment	—	5.2

Accrued benefit cost at end of year	$54.3	$47.8

Liability on balance sheet consists of:
Current pension liability	$2.8	$2.1
Long-term pension liability	51.5	45.7

Liability on balance sheet	$54.3	$47.8

Amounts recognized in accumulated other comprehensive loss:
Actuarial gain	$(0.3)	$—
Unrecognized prior service cost	2.9	—

Net amount recognized	$2.6	$—

Weighted-average assumptions used to determine benefit obligations as of measurement date:
Discount rate	5.50%	4.75%
Rate of compensation increase	2.00%	1.50%

In September 2006, the FASB issued FAS 158, which requires the Company to fully recognize and disclose as an asset or liability the overfunded or underfunded status of its defined benefit plans in the financial statements as of the end of this current fiscal year. The adoption of FAS 158 for the German pension plan resulted in

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decreases of $2.9 million of intangible assets and $5.8 million of additional minimum pension liability (including $0.6 million of foreign currency impact), and the $2.9 million offset was recorded as accumulated other comprehensive income. The deferred tax asset relating to the accumulated other comprehensive loss at March 31, 2008 was $0.8 million, for which a valuation allowance was fully provided since it is more likely than not that all of the deferred tax asset will not be realized.

At March 31, 2007, the Company recognized an additional minimum pension liability of $5.2 million for the additional pension liability in excess of the accumulated benefit obligation relating to its German pension plan. The offset to the additional minimum liability at March 31, 2007 was an intangible asset of $2.5 million, representing the amount of unrecognized prior service cost, and accumulated other comprehensive loss of $2.7 million, reflecting the excess of additional pension liability over unrecognized prior service cost. A deferred tax asset relating to the accumulated other comprehensive loss at March 31, 2007 was $0.9 million, for which a valuation allowance was fully provided since it is more likely than not that all of the deferred tax asset will not be realized.

The following table provides a reconciliation of net periodic benefit cost for the German pension plan (in millions):

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006
Service cost	$0.8	$0.9	$0.7
Interest cost	2.4	2.0	1.9
Amortization of prior service cost	0.3	0.2	—
Recognized net actuarial loss	—	0.2	—

Net periodic benefit cost	$3.5	$3.3	$2.6

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.75%	4.25%	5.25%
Compensation increase rate	2.00%	1.50%	1.50%

The Company expects to pay benefits under its German pension benefit plan of $2.8 million in fiscal 2009, 2010 and 2011, $3.0 million in fiscal 2012 and 2013, and $16.5 million collectively for the five years thereafter.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Pension Plan

The following table provides a reconciliation of projected benefit obligation, plan assets and funded status for the U.S. pension plan, using a measurement date of January 1 (in millions):

	Year Ended March 31, 2008	Year Ended March 31, 2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3.3	$2.1
Service cost	1.1	1.1
Interest cost	0.2	0.1
Actuarial (gain) loss	(0.1)	0.1
Benefits paid	(0.1)	(0.1)
Plan amendments	0.1	—

Benefit obligation at end of year	$4.5	$3.3

Change in plan assets and funded status:
Fair value of plan assets at beginning of year	$2.5	$0.9
Actual return on plan assets	0.1	0.2
Employer contributions	1.0	1.5
Benefits paid	(0.1)	(0.1)

Fair value of plan assets at end of year	3.5	2.5

Underfunded status at end of year	$1.0	$0.8

Unrecognized net actuarial loss	$—	$(0.5)
Additional minimum pension liability adjustment	—	0.5

Accrued benefit cost at end of year	$1.0	$0.8

Net liability on balance sheet consists of:
Current pension liability	$—	$—
Long-term pension liability	1.0	0.8

Net liability on balance sheet	$1.0	$0.8

Amounts recognized in accumulated other comprehensive loss:
Actuarial loss	$0.5	$—
Unrecognized prior service cost	0.1	—

Total amount recognized	$0.6	$—

Weighted-average assumptions used to determine benefit obligations as of measurement date:
Discount rate	5.75%	5.75%

The adoption of FAS 158 for the U.S. pension plan resulted in a reduction of additional minimum pension liability of $0.3 million and a corresponding increase in accumulated other comprehensive income.

At March 31, 2007, the Company recognized an additional minimum pension liability of $0.5 million for the additional pension liability in excess of the accumulated benefit obligation relating to its U.S. pension plan. The offset of $0.3 million, net of tax of $0.2 million, to the additional minimum liability was included in accumulated other comprehensive loss and reflects the excess of additional pension liability over unrecognized prior service cost.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of net periodic pension cost for the U.S. pension plan (in millions):

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006
Service cost	$1.1	$1.1	$0.8
Interest cost	0.2	0.1	—
Expected return on plan assets	(0.2)	(0.1)	—

Net periodic benefit cost	$1.1	$1.1	$0.8

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	5.75%	6.50%
Expected rate of return on plan assets	7.75%	7.75%	8.50%

The Company’s primary investment objective is to maximize the growth of the pension plan assets to meet its projected obligation to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Company’s earnings strength and risk tolerance. The Company’s U.S. pension plan assets by category at March 31, 2008 and 2007 are as follows:

Equity securities	51%
Debt securities	42%
Real estate	7%

Total	100%

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

The Company expects to continue to make contributions sufficient to fund benefits paid under its U.S. pension plan. Such contributions are anticipated to approximate $1.0 million during fiscal 2009. The Company expects to pay benefits under the plan of $0.1 million in fiscal 2009, 2010 and 2011, $0.2 million in fiscal 2012 and 2013, and $2.3 million collectively for the five years thereafter.

The following table illustrates the incremental effect of applying FAS 158 on individual line items in the accompanying consolidated balance sheet for both the German and U.S. pension plans (in millions):

	Before Application of FAS 158	Adjustments related to German pension plan	Adjustments related to U.S. pension plan	After Application of FAS 158
Intangible assets	$202.1	$(2.9)	$—	$199.2
Total assets	1,022.2	(2.9)	—	1,019.3
Net liability for pension benefits	58.6	(5.8)	(0.3)	52.5
Total liabilities	808.1	(5.8)	(0.3)	802.0
Accumulated other comprehensive income	0.2	2.9	0.3	3.4
Total stockholder’s equity	213.6	2.9	0.3	216.8

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FAS 158 requires the Company to change its measurement date to March 31 from January 1 beginning in the fiscal year ending March 31, 2009.

Defined-Contribution Savings Plans

The Company sponsors certain defined-contribution savings plans for eligible employees. The Company contributed $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employees’ pensionable earnings. Further, in fiscal 2008, 2007 and 2006, the Company contributed 4.2% of all eligible employees’ pensionable earnings to their 401(k) account for each respective calendar year. Pensionable earnings consist of base salary, including overtime and performance-based incentive compensation. Total expense related to these plans was $3.7 million, $3.4 million and $2.9 million for the years ended March 31, 2008, 2007 and 2006, respectively.

12.	OPERATING LEASES

The Company leases certain offices, warehouses, manufacturing facilities, automobiles, and equipment. Generally, these leases carry renewal provisions. Rent expense for operating leases was $3.0 million, $2.9 million and $2.6 million for the years ended March 31, 2008, 2007 and 2006, respectively. Future minimum lease payments, by year and in the aggregate, under operating leases consist of the following at March 31, 2008 (in millions):

Year Ending March 31,
2009	$3.0
2010	2.4
2011	1.9
2012	1.0
2013	0.6
Thereafter	0.9

Total	$9.8

13.	INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company adopted the provisions of FIN 48 on April 1, 2007 and accordingly recognized a $1.1 million increase in the liability for net unrecognized tax benefits through a cumulative-effect adjustment to retained earnings, which increased the accumulated deficit at April 1, 2007.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at April 1, 2007	$2.2
Increases to tax positions of current year	0.6

Gross unrecognized tax benefits at March 31, 2008	$2.8

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had $3.1 million of net unrecognized tax benefits as of March 31, 2008, including interest and penalties, $2.8 million of which is reflected in other long-term liabilities on the accompanying consolidated balance sheet. The total amount of net unrecognized tax benefits that, if recognized in a future period, would affect the effective tax rate was $3.1 million as of March 31, 2008.

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2008 and April 1, 2007, the Company accrued $0.7 million and $0.5 million, respectively, in other long-term liabilities for interest and penalties.

As of March 31, 2008, the Company is subject to U.S. federal, state, and local income tax examination for fiscal years ending March 31, 2005 through 2008. The Company is also subject to non-U.S. income tax examinations for the same period. Presently, the Company is under audit in one foreign jurisdiction. During the current fiscal year, the Internal Revenue Service (“IRS”) initiated an audit of the March 31, 2005 U.S. Consolidated Federal Income Tax Return. On April 11, 2008, the Company was notified by the IRS that the audit was complete and no adjustments were identified. Due to the expiration of federal statute of limitations, it is reasonably possible that the Company’s net unrecognized tax benefits may change within the next 12 months by up to $0.5 million.

The components of the income tax (benefit) provision are as follows (in millions):

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006
Current:
United States	$0.2	$2.9	$1.3
Non-United States	2.6	1.4	2.1
State and local	0.5	0.9	2.6

Total current	3.3	5.2	6.0

Deferred:
United States	(5.7)	(5.3)	3.3
Non-United States	0.3	2.6	(1.6)
State and local	(0.5)	(1.5)	0.5

Total deferred	(5.9)	(4.2)	2.2

Income tax (benefit) provision	$(2.6)	$1.0	$8.2

The (benefit) provision for income taxes was calculated based upon the following components of (loss) income before income taxes (in millions):

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006
United States	$(17.2)	$(5.9)	$14.7
Non-United States	6.4	(0.7)	(9.7)

(Loss) income before income taxes	$(10.8)	$(6.6)	$5.0

The relationship of non-United States income tax expense to non-United States income before income taxes is attributable to operating losses being incurred on which income tax carryforward benefits have been fully reserved as of March 31, 2008 and 2007. The losses in these taxing jurisdictions exceeded income in other non-United States jurisdictions in the years ended March 31, 2008, 2007 and 2006.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes consist of the tax effects of the following temporary differences (in millions):

	March 31, 2008	March 31, 2007
Deferred tax assets:
Net operating loss carryforwards:
Non-United States	$72.9	$70.9
Federal and state	4.8	2.7
Warranty reserves	3.0	3.4
Other reserves	0.3	0.7
Tax credits	3.6	3.1
Other	8.9	4.0

Subtotal	93.5	84.8

Valuation allowance	(71.1)	(69.2)

Total deferred tax assets	$22.4	$15.6

Deferred tax liabilities:
Intangible assets	$57.8	$60.8
Property, plant and equipment	12.2	12.2
Software development costs	1.8	0.2
Other	0.1	—

Total deferred tax liabilities	71.9	73.2

Net deferred tax liabilities	$49.5	$57.6

These deferred tax assets and liabilities are classified in the consolidated balance sheet based on the balance sheet classification of the related assets and liabilities.

A valuation allowance is established for any portion of a deferred tax asset that management believes may not be realized. A valuation allowance was recorded at March 31, 2008, 2007 and 2006 for deferred tax assets related to foreign net operating loss carryforwards, and at March 31, 2005 for state net operating loss carryforwards for which utilization is uncertain. Valuation allowances related to purchase accounting adjustments, which offset goodwill, totaled $53.3 million at the date of the acquisition of Invensys Metering Systems and has not changed since that date. Any changes to such valuation allowances will be recorded as an adjustment to goodwill.

At March 31, 2008, the Company had federal and state tax net operating loss carryforwards of $5.7 million and $56.8 million, which will begin to expire after the year ending March 31, 2023 and March 31, 2009, respectively. At March 31, 2008, the Company had non-United States tax loss carryforwards of $202.1 million, which will begin expiring after March 31, 2013.

The Company had alternative minimum tax credit carryforwards of $2.6 million at March 31, 2008, which are available for use indefinitely. Also, the company had research and development tax credit carryforwards of $1.2 million at March 31, 2008 that will begin to expire after the year ending March 31, 2027.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the Company’s U.S. federal statutory rate to its effective tax rate:

	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local income tax expense, net of federal benefit	1.0	13.6	45.9
Statutory tax rate difference between the U.S. and foreign locations	11.3	(10.0)	(31.9)
Foreign net operating losses for which the benefit was not provided	(18.2)	(57.8)	110.6
Repatriation of non-U.S. earnings	(6.4)	—	—
U.S tax credits	5.0	—	—
Other	(3.6)	4.0	4.4

Effective income tax rate	24.1%	(15.2)%	164.0%

14.	Discontinued Operations

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

The following tables present the condensed consolidating audited balance sheets at March 31, 2008 and 2007 and condensed consolidating audited statements of operations and cash flows for the years ended March 31, 2008, 2007 and 2006 for a) Bermuda 2 (referred to as Parent), b) SMS Inc., the issuer of the Notes (referred to as Issuer), c) on a combined basis, the subsidiaries of Bermuda 2 that are guaranteeing the Notes (referred to as Guarantor Subsidiaries) and d) on a combined basis, the subsidiaries of Bermuda 2 that are not guaranteeing the Notes (referred to as Non-Guarantor Subsidiaries). Separate financial statements for the Issuer and the Guarantor Subsidiaries are not presented because SMS Inc. and the Guarantor Subsidiaries are 100% owned by Bermuda 2, the guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures are not material to investors.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$10.2	$0.8	$25.9	$—	$36.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	49.4	11.4	42.4	—	103.2
From affiliates	(0.9)	21.8	1.9	(22.8)	—	—
Other	—	—	0.7	0.1	—	0.8
Inventories, net	—	28.8	12.8	27.2	—	68.8
Prepayments and other current assets	—	2.8	1.1	6.3	—	10.2
Deferred income taxes	—	4.6	0.4	—	—	5.0
Deferred costs	—	1.1	—	—	—	1.1
Assets held for sale	—	—	—	27.4	—	27.4

Total current assets	(0.9)	118.7	29.1	106.5	—	253.4

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	38.3	28.3	57.0	—	123.6
Intangible assets, net	—	154.7	10.2	34.3	—	199.2
Goodwill	—	295.1	55.0	27.5	—	377.6
Investment in subsidiaries	679.7	158.0	—	—	(837.7)	—
Deferred income taxes	—	2.8	14.6	—	—	17.4
Deferred costs	—	25.2	—	0.1	—	25.3
Other long-term assets	0.3	19.7	(0.2)	3.0	—	22.8

Total assets	$679.1	$1,245.7	$137.0	$257.5	$(1,300.0)	$1,019.3

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$42.3	$7.7	$27.8	$—	$77.8
Accruals and other current liabilities	—	30.3	3.5	32.0	—	65.8
Current portion of long-term debt	—	—	—	0.1	—	0.1
Income taxes payable	—	7.4	(7.8)	0.4	—	—
Restructuring accruals	—	—	0.1	5.1	—	5.2
Deferred revenue	—	4.1	—	0.4	—	4.5
Liabilities held for sale	—	—	—	18.8	—	18.8

Total current liabilities	—	84.1	3.5	84.6	—	172.2

Notes payable to affiliates	462.3	17.3	(19.9)	2.6	(462.3)	—
Long-term debt, less current portion	—	437.0	—	11.1	—	448.1
Pensions	—	0.4	0.5	51.6	—	52.5
Deferred income taxes	—	52.1	(3.3)	23.1	—	71.9
Deferred revenue	—	33.3	—	—	—	33.3
Other long-term liabilities	—	12.4	4.8	4.1	—	21.3
Minority interest	—	—	—	3.2	—	3.2

Total liabilities	462.3	636.5	(14.4)	180.3	(462.3)	802.5

Stockholders’ equity	216.8	609.1	151.4	77.2	(837.7)	216.8

Total liabilities and stockholders’ equity	$679.1	$1,245.7	$137.0	$257.5	$(1,300.0)	$1,019.3

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

March 31, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$12.3	$1.2	$21.4	$—	$34.9
Accounts receivable:
Trade, net of allowance for doubtful accounts	—	42.9	11.0	44.4	—	98.3
From affiliates	(2.2)	23.1	2.4	(23.3)	—	—
Other	—	—	0.8	0.6	—	1.4
Inventories, net	—	24.4	13.6	25.6	—	63.6
Prepayments and other current assets	—	3.2	0.4	7.9	—	11.5
Deferred income taxes	—	4.6	1.8	—	—	6.4

Total current assets	(2.2)	110.5	31.2	76.6	—	216.1

Notes receivable from affiliates	—	433.2	—	29.1	(462.3)	—
Property, plant and equipment, net	—	38.6	32.0	63.7	—	134.3
Intangible assets, net	—	169.2	13.4	38.3	—	220.9
Goodwill	—	287.7	55.0	27.5	—	370.2
Investment in subsidiaries	690.8	136.4	—	—	(827.2)	—
Deferred income taxes	—	0.1	9.1	—	—	9.2
Other long-term assets	0.2	18.5	(0.1)	3.9	—	22.5

Total assets	$688.8	$1,194.2	$140.6	$239.1	$(1,289.5)	$973.2

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$29.8	$8.2	$26.1	$—	$64.1
Accruals and other current liabilities	—	23.1	4.0	30.4	—	57.5
Short-term borrowings	—	—	—	3.9	—	3.9
Income taxes payable	—	5.6	(4.4)	0.1	—	1.3
Restructuring accruals	—	0.8	0.1	2.8	—	3.7
Deferred revenue	—	2.7	—	0.3	—	3.0

Total current liabilities	—	62.0	7.9	63.6	—	133.5

Notes payable to affiliates	462.3	(2.3)	2.1	0.2	(462.3)	—
Long-term debt, less current portion	—	452.0	—	19.6	—	471.6
Pensions	—	0.4	0.4	45.7	—	46.5
Deferred income taxes	—	51.2	(0.8)	22.8	—	73.2
Deferred revenue	—	2.1	—	—	—	2.1
Other long-term liabilities	—	4.7	2.0	5.0	—	11.7
Minority interest	—	—	—	8.1	—	8.1

Total liabilities	462.3	570.1	11.6	165.0	(462.3)	746.7

Stockholders’ equity	226.5	624.1	129.0	74.1	(827.2)	226.5

Total liabilities and stockholders’ equity	$688.8	$1,194.2	$140.6	$239.1	$(1,289.5)	$973.2

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$327.0	$116.7	$286.8	$(36.3)	$694.2
Cost of sales	—	239.5	98.6	208.5	(36.3)	510.3

Gross profit	—	87.5	18.1	78.3	—	183.9

Selling, general and administrative expenses	—	64.1	(0.5)	57.9	—	121.5
Restructuring costs	—	0.2	0.2	6.6	—	7.0
Amortization of intangible assets	—	14.7	3.2	1.8	—	19.7
Other operating expense (income), net	—	2.6	—	(0.3)	—	2.3

Operating income	—	5.9	15.2	12.3	—	33.4

Non-operating (expense) income:
Interest (expense) income, net	(0.1)	(38.0)	0.2	(3.9)	—	(41.8)
Equity in (loss) earnings of subsidiaries	(10.0)	23.8	—	—	(13.8)	—
Other expense, net	—	(0.3)	(0.1)	(2.0)	—	(2.4)

(Loss) income before income taxes	(10.1)	(8.6)	15.3	6.4	(13.8)	(10.8)

Provision (benefit) for income taxes	—	2.7	(8.1)	2.8	—	(2.6)

(Loss) income before minority interest	(10.1)	(11.3)	23.4	3.6	(13.8)	(8.2)

Minority interest	—	—	—	(1.9)	—	(1.9)

Net (loss) income	$(10.1)	$(11.3)	$23.4	$1.7	$(13.8)	$(10.1)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$301.1	$122.8	$239.9	$(30.9)	$632.9
Cost of sales	—	210.3	97.3	177.1	(30.9)	453.8

Gross profit	—	90.8	25.5	62.8	—	179.1

Selling, general and administrative expenses	—	59.4	(0.2)	51.2	—	110.4
Restructuring costs	—	1.8	0.3	6.4	—	8.5
Amortization of intangible assets	—	17.0	3.2	3.4	—	23.6
Other operating expense, net	—	2.6	0.1	—	—	2.7

Operating income	—	10.0	22.1	1.8	—	33.9

Non-operating (expense) income:
Interest expense, net	(0.1)	(37.0)	(0.9)	(4.4)	—	(42.4)
Equity in (loss) earnings of subsidiaries	(7.9)	28.0	—	—	(20.1)	—
Other (expense) income, net	—	(0.4)	—	2.3	—	1.9

(Loss) income from continuing operations before income taxes and minority interest	(8.0)	0.6	21.2	(0.3)	(20.1)	(6.6)

Provision (benefit) for income taxes	—	5.0	(7.9)	3.9	—	1.0

(Loss) income from continuing operations before minority interest	(8.0)	(4.4)	29.1	(4.2)	(20.1)	(7.6)

Minority interest	—	—	—	(0.5)	—	(0.5)

(Loss) gain from continuing operations	(8.0)	(4.4)	29.1	(4.7)	(20.1)	(8.1)

Gain from discontinued operations, net of tax	—	0.1	—	—	—	0.1

Net (loss) income	$(8.0)	$(4.3)	$29.1	$(4.7)	$(20.1)	$(8.0)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$317.2	$106.9	$198.9	$(9.1)	$613.9
Cost of sales	—	210.1	82.1	144.4	(9.1)	427.5

Gross profit	—	107.1	24.8	54.5	—	186.4

Selling, general and administrative expenses	—	57.3	0.7	49.9	—	107.9
Restructuring costs	—	—	0.3	6.9	—	7.2
Amortization of intangible assets	—	16.1	3.3	3.1	—	22.5
Other operating expense (income), net	—	3.5	(0.3)	0.2	—	3.4

Operating income (loss)	—	30.2	20.8	(5.6)	—	45.4

Non-operating (expense) income:
Interest (expense) income, net	—	(36.2)	0.4	(3.5)	—	(39.3)
Equity in (loss) earnings of subsidiaries	(3.2)	78.3	—	—	(75.1)	—
Other expense, net	—	(0.1)	(0.2)	(0.8)	—	(1.1)

(Loss) income before income taxes and minority interest	(3.2)	72.2	21.0	(9.9)	(75.1)	5.0

Provision for income taxes	—	2.4	4.6	1.2	—	8.2

(Loss) income before minority interest	(3.2)	69.8	16.4	(11.1)	(75.1)	(3.2)

Minority interest	—	—	—	—	—	—

Net (loss) income	$(3.2)	$69.8	$16.4	$(11.1)	$(75.1)	$(3.2)

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2008

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(10.1)	$(11.3)	$23.4	$1.7	$(13.8)	$(10.1)
Non-cash adjustments	—	26.9	4.3	16.8	—	48.0
Undistributed equity in loss (earnings) of subsidiaries	10.0	(23.8)	—	—	13.8	—
Changes in operating assets and liabilities	0.1	35.3	(24.4)	1.6	—	12.6

Net cash provided by operating activities	—	27.1	3.3	20.1	—	50.5

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(13.3)	(3.7)	(10.8)	—	(27.8)
Acquisition	—	(0.9)	—	—	—	(0.9)

Net cash used in investing activities	—	(14.2)	(3.7)	(10.8)	—	(28.7)

Financing activities
Increase in short-term borrowings	—	—	—	1.3	—	1.3
Principal payments on debt	—	(15.0)	—	(8.0)	—	(23.0)

Net cash used in financing activities	—	(15.0)	—	(6.7)	—	(21.7)

Effect of exchange rate changes on cash	—	—	—	1.9	—	1.9
(Decrease) increase in cash and cash equivalents	—	(2.1)	(0.4)	4.5	—	2.0

Cash and cash equivalents at beginning of year	$—	$12.3	$1.2	$21.4	$—	$34.9

Cash and cash equivalents at end of year	$—	$10.2	$0.8	$25.9	$—	$36.9

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2007

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(8.0)	$(4.3)	$29.1	$(4.7)	$(20.1)	$(8.0)
Non-cash adjustments	—	29.4	1.7	13.8	—	44.9
Undistributed equity in loss (earnings) of subsidiaries	7.9	(28.0)	—	—	20.1	—
Changes in operating assets and liabilities	0.1	22.6	(27.2)	(3.4)	—	(7.9)

Net cash provided by operating activities	—	19.7	3.6	5.7	—	29.0

Investing activities
Expenditures for property, plant and equipment, intangibles and software development costs	—	(8.8)	(3.1)	(6.4)	—	(18.3)
Acquisitions	—	(50.2)	—	(0.6)	—	(50.8)
Proceeds from sale of assets	—	—	—	1.8	—	1.8

Net cash used in investing activities	—	(59.0)	(3.1)	(5.2)	—	(67.3)

Financing activities
Decrease in short-term borrowings	—	—	—	(0.1)	—	(0.1)
Principal payments on debt	—	(5.0)	—	(5.0)	—	(10.0)
Debt issuance costs	—	(0.5)	—	(0.1)	—	(0.6)
Equity contributions for AMDS acquisition	—	30.4	—	—	—	30.4

Net cash provided by (used in) financing activities	—	24.9	—	(5.2)	—	19.7

Effect of exchange rate changes on cash	—	—	—	0.9	—	0.9
(Decrease) increase in cash and cash equivalents	—	(14.4)	0.5	(3.8)	—	(17.7)

Cash and cash equivalents at beginning of year	$—	$26.7	$0.7	$25.2	$—	$52.6

Cash and cash equivalents at end of year	$—	$12.3	$1.2	$21.4	$—	$34.9

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2006

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities
Net (loss) income	$(3.2)	$48.1	$16.4	$(11.1)	$(53.4)	$(3.2)
Non-cash adjustments	—	24.1	11.4	14.1	—	49.6
Undistributed equity in loss (earnings) of subsidiaries	3.2	(34.9)	—	—	31.7	—
Changes in operating assets and liabilities	—	(25.2)	(18.0)	22.2	21.7	0.7

Net cash provided by operating activities	—	12.1	9.8	25.2	—	47.1

Investing activities
Expenditures for property, plant and equipment and intangibles	—	(8.6)	(9.0)	(7.2)	—	(24.8)
Acquisitions, net	—	(1.7)	(0.7)	(11.0)	—	(13.4)
Other investments	—	—	—	0.4	—	0.4
Proceeds from sale of assets	—	—	0.4	0.7	—	1.1

Net cash used in investing activities	—	(10.3)	(9.3)	(17.1)	—	(36.7)

Financing activities
Principal payments on debt	—	(14.0)	—	(5.2)	—	(19.2)
Proceeds from issuance of debt	—	—	—	0.4	—	0.4
Proceeds from joint venture partner	—	—	—	6.0	—	6.0

Net cash (used in) provided by financing activities	—	(14.0)	—	1.2	—	(12.8)

Effect of exchange rate changes on cash	—	—	—	0.1	—	0.1
(Decrease) increase in cash and cash equivalents	—	(12.2)	0.5	9.4	—	(2.3)

Cash and cash equivalents at beginning of year	$—	$38.8	$0.3	$15.8	$—	$54.9

Cash and cash equivalents at end of year	$—	$26.6	$0.8	$25.2	$—	$52.6

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	RELATED-PARTY TRANSACTIONS

Management Fee. On December 18, 2003, Sensus Metering Systems (Bermuda 2) Ltd. entered into a management services agreement with The Jordan Company, L.P. for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, the Company agreed to pay a fee equal to the greater of $2.0 million per year or 2.5% of prior year EBITDA (as defined in the Credit Agreement) thereafter, plus out-of-pocket expenses. Fees paid to The Jordan Company, L.P. were $2.6 million in each of fiscal 2008 and 2007 and $2.3 million in fiscal 2006. This agreement will remain in effect until December 2013. One-third of these fees will be paid to GS Capital Partners and/or its affiliates. Additionally, a fee of $1.5 million was paid to The Jordan Company, L.P. for advisory and consulting services related to the acquisition of AMDS in fiscal 2007.

During fiscal 2007, the Company paid to Goldman, Sachs & Co. an arrangement fee of $0.2 million in connection with its second amendment to the Credit Agreement on May 12, 2006. Additionally, during fiscal 2005, the Company paid an arrangement fee of $0.2 million to Goldman, Sachs & Co. in connection with its first amendment to the Credit Agreement on October 14, 2004.

During fiscal 2007 and 2006, the Company obtained administrative services from Jordan Industries, Inc., a subsidiary of The Jordan Company, LP. These services were primarily for assistance in securing low-cost supply alternatives in China. Expenses of $0.2 million were incurred for the services in each of fiscal 2007 and 2006. This relationship was discontinued as of April 1, 2007.

Rongtai. On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Runlin. During fiscal 2006, our joint venture partner, Yangzhou Runlin Investment Co., Ltd. (“Runlin”), loaned the joint venture approximately $0.4 million. In addition, the Company’s Rongtai joint venture paid approximately $0.2 million in each of fiscal 2008, 2007 and 2006 of annual rent to Runlin for use of offices and dormitories. During the fourth quarter of fiscal 2008, the Company decided to exit from its investment in the Rongtai joint venture and, as a result, has classified the net assets of PDC Rongtai as held for sale (see Note 21).

Algeria. In December 2004, the Company formed a joint venture in Algeria with a former producer and a customer. The joint venture customer partner, Algérienne Des Eaux (“ADE”), owns 15% of the joint venture. Sales to ADE in fiscal 2008, 2007 and 2006 were approximately $6.3 million or 47%, $6.2 million or 67% and $4.9 million or 71%, respectively, of total sales in Algeria. Terms of these sales to ADE are unchanged from the arrangement prior to the formulation of the joint venture.

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide changes in trends or components of revenue, gross profit percentage, operating income, depreciation and amortization, assets, goodwill and capital expenditures (including intangibles) for each segment (in millions):

	Year Ended March 31, 2008	% Change (2)	Year Ended March 31, 2007	% Change (2)	Year Ended March 31, 2006
Segment revenue
Metering and related communication systems (1)	$576.4	13%	$509.7	3%	$496.8
All other	134.2	(2)%	136.5	4%	131.1
Eliminations	(16.4)	23%	(13.3)	4%	(14.0)

Total	$694.2	10%	$632.9	3%	$613.9

Gross profit %
Metering and related communication systems (1)	28%	(7)%	30%	(7%)	32%
All other	17%	(19)%	21%	(9%)	23%

Total	27%	(4)%	28%	(7%)	30%

Operating income
Metering and related communication systems (1)	$34.1	13%	$30.3	(32%)	$45.1
All other	(0.7)	NM	3.6	NM	0.3

Total	$33.4	1%	$33.9	(24%)	$45.4

Depreciation and amortization
Metering and related communication systems	$28.9	(3)%	$29.7	17%	$25.4
All other	18.8	2%	18.4	8%	17.0

Total	$47.7	(1)%	$48.1	13%	$42.4

	Year Ended March 31, 2008	% Change	Year Ended March 31, 2007
Total assets
Metering and related communication systems	$911.0	6%	$860.8
All other	108.3	(4)%	112.4

Total	$1,019.3	5%	$973.2

Total goodwill
Metering and related communication systems	$322.4	2%	$315.0
All other	55.2	—	55.2

Total	$377.6	2%	$370.2

Total capital expenditures (including intangibles)
Metering and related communication systems	$14.7	13%	$13.0
All other	8.4	79%	4.7

Total	$23.1	31%	$17.7

(1)

Metering and related communication systems fiscal 2008 segment revenue excludes $31.4 million of revenue billed to customers related to the deployment under long-term AMI electric and gas contracts that

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have been deferred under SOP 97-2. Additionally, metering and related communications systems fiscal 2008 operating income excludes $5.1 million of revenue billed to customers less incremental direct costs incurred related to these long-term AMI electric and gas contracts that have been deferred under SOP 97-2 (see Note 1 Deferred Revenue and Deferred Costs).

(2)	Percentages that are shown as “NM” are not meaningful.

Geographic Segments. Net sales to third parties and long-lived assets by geographic region are as follows (in millions):

	Net Sales to Third Parties			Long-Lived Assets
	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006	March 31, 2008	March 31, 2007
North America	$425.5	$411.4	$423.8	$579.4	$593.8
Europe, Mid East, Africa	219.4	192.1	166.3	109.9	108.9
South America	20.6	14.1	10.6	2.1	1.5
Asia	28.7	15.3	13.2	9.0	21.2

Total	$694.2	$632.9	$613.9	$700.4	$725.4

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity that holds such assets.

North America fiscal 2008 geographic net sales to third parties excludes $31.4 million of revenue billed to customers from long-term AMI electric and gas contracts that have been deferred under SOP 97-2 (see Note 1 Deferred Revenue and Deferred Costs).

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

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company entered into contracts that contain guarantees that could require performance or payment under certain conditions. The Company has entered into various agreements that require letters of credit for financial assurance purposes. These letters of credit are available to fund the payment of such obligations. At March 31, 2008, the Company had $13.3 million of letters of credit outstanding with expiration dates ranging from one month to 12 months.

Environmental Matters

The Company is aware of known contamination at the following United States facilities: Russellville, Kentucky; DuBois, Pennsylvania; Texarkana, Arkansas; and Uniontown, Pennsylvania as a result of historic releases of hazardous materials. The former owner of these sites is investigating, remediating and monitoring these properties. The Company is obligated to reimburse the former owner for a portion of cash paid on the remediation plus interest on cash paid at all sites other than Russellville (the “Reimbursement Sites”), where the former owner pays all remediation costs. The Company is unable to estimate the amount of such costs at this time. In connection with the acquisition of Invensys Metering Systems, certain subsidiaries of Invensys agreed to retain liability for the reimbursement obligations related to the Reimbursement Sites.

In addition, there is contamination in the soil and groundwater at our facility in Ludwigshafen, Germany. We were indemnified by the former owner against costs that may result from the contamination, but have accepted a lump sum payment from them in return for a release of their indemnity. We also have an indemnity, subject to certain limitations, from certain subsidiaries of Invensys regarding this facility pursuant to the terms of the purchase agreement governing the acquisition of Invensys Metering Systems.

Based on information currently available, the Company believes that future environmental compliance expenditures will not have a material effect on its financial position or results of operations, and has established allowances the Company believes are adequate to cover potential exposure to environmental liabilities. However, as to any of the above-described indemnities, we are subject to the credit risk of the indemnifying parties. If the indemnifying parties are unable to reimburse us of our share of the cost of remediation, additional environmental compliance costs and liabilities could reduce the Company’s future net income and cash available for operations.

19.	VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance at beginning of year	Charged to costs and expenses	Deductions for write-offs	Balance at end of year
Year ended March 31, 2008
Allowance for doubtful accounts	$1.8	$0.2	$(0.5)	$1.5
Deferred tax asset valuation allowance	69.2	1.9	—	71.1

	$71.0	$2.1	$(0.5)	$72.6

Year ended March 31, 2007
Allowance for doubtful accounts	$1.4	$1.0	$(0.6)	$1.8
Deferred tax asset valuation allowance	65.4	3.8	—	69.2

	$66.8	$4.8	$(0.6)	$71.0

Year ended March 31, 2006
Allowance for doubtful accounts	$1.7	$0.2	$(0.5)	$1.4
Deferred tax asset valuation allowance	59.9	5.5	—	65.4

	$61.6	$5.7	$(0.5)	$66.8

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Company operates on a 4 week, 4 week, 5 week financial and business closing schedule for all periods, except year end, which is March 31. The following tables provide quarterly results of operations of the Company (in millions):

Fiscal 2008	First	Second	Third	Fourth
Net sales	$171.0	$176.2	$162.2	$184.8
Gross profit	43.4	46.6	41.2	52.7
Net (loss) income	(2.5)	(2.0)	(5.0)	(0.6)

Fiscal 2007	First	Second	Third	Fourth
Net sales	$146.6	$153.2	$144.7	$188.4
Gross profit	40.6	43.9	38.3	56.3
Gain from discontinued operations	—	0.1	—	—
Net (loss) income	(6.6)	(3.2)	(7.1)	8.9

Net sales for the second, third and fourth quarters of fiscal 2008 excludes $3.6 million, $7.8 million and $20.0 million, respectively, of revenue billed to customers related to the deployment under long-term AMI electric and gas contracts that have been deferred under SOP 97-2. Additionally, gross profit for the second, third and fourth quarters of fiscal 2008 excludes $0.8 million, $1.2 million and $3.1 million, respectively, of revenue billed to customers less incremental direct costs incurred related to these long-term AMI electric and gas contracts that have been deferred under SOP 97-2 (see Note 1 Deferred Revenue and Deferred Costs).

21.	ASSETS HELD FOR SALE

The Company is a partner, with a 60% interest, in a joint venture in China for its Sensus Precision Die-Casting business with Runlin. The joint venture is called Sensus-Rongtai Precision Die Casting (Yangzhou) Co., Ltd. (“PDC Rongtai”) and is headquartered in Jiangdu, China. During fiscal 2008, the Company entered into discussions with its existing partner Runlin for the sale of its ownership interest in PDC Rongtai. PDC Rongtai along with PDC U.S. operations located in Russellville, Kentucky comprise the Company’s precision die casting operations, which aggregate into its “All Other” reporting segment. During the fourth quarter of fiscal 2008, the Company concluded that the plan of sale criteria in FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met. Accordingly, the carrying value of the net assets was adjusted to its fair value less costs to sell, which the Company currently estimates at $9.3 million, based upon its ongoing negotiations for the sale. For fiscal 2008, the assets and liabilities have been aggregated and presented separately as assets held for sale and liabilities held for sale in the accompanying consolidated balance sheet.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For comparative purposes, the table below reflects the assets and liabilities of PDC Rongtai for fiscal 2008 and 2007 (in millions):

	March 31, 2008	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$0.7	$1.0
Accounts receivable:
Trade, net of allowance for doubtful accounts	3.9	4.2
From affiliates	0.4	0.5
Other	0.2	0.5
Inventories, net	3.5	2.9
Prepayments and other current assets	2.6	1.2

Total current assets	11.3	10.3

Property, plant and equipment, net	14.8	13.1
Other long-term assets	1.7	0.6

Total assets	$27.8	$24.0

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$3.5	$2.9
Accruals and other current liabilities	2.0	1.4
Short-term borrowings	5.8	3.9

Total current liabilities	11.3	8.2

Notes payable to affiliates	—	0.6
Long-term debt, less current portion	0.5	0.4
Minority interest	7.0	5.9

Total liabilities	18.8	15.1

Stockholder’s equity	9.0	8.9

Total liabilities and stockholder’s equity	$27.8	$24.0

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent accountants on accounting methods and financial disclosures for the years ended March 31, 2008, 2007 and 2006.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) promulgated thereunder, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles as of March 31, 2008.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal controls over financial reporting were not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Inherent Limitations of Internal Controls

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

We did not effect any change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On August 1, 2007, the Company amended its North America Executive Employee Company vehicle policy to, among other things, allow the Company’s CFO and COO to choose a vehicle with a maximum purchase price of $50,000, up from the $35,000 maximum allowed by the prior version of the policy (which was filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007). The description of the current executive vehicle policy contained herein is qualified in its entirety by reference to the full text of the policy, which is filed as Exhibit 10.28 to this Annual Report.

On December 31, 2006, the original term of the employment agreement between Dan Harness and the Company expired and was extended for an additional two years. In connection with this extension, the Company also extended the nonqualified supplemental retirement plan (the “SERP”) that was established for the benefit of Mr. Harness pursuant to the Company’s obligations under Mr. Harness’s employment agreement. See “2008 Executive Compensation Components—Employment Agreements” in Item 11 of this Annual Report. The Company agreed to provide Mr. Harness with an additional $40,000 for each year in the extension period, subject to the approval of the Compensation Committee of the Board of Directors of the Company. To effectuate that benefit, on February 5, 2008, the Company entered into an amended joinder agreement to the SERP with Mr. Harness, which is filed as Exhibit 10.27 to this Annual Report. The original joinder agreement (which was filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007) was superseded and replaced by the amended joinder agreement.

On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness will continue to work with the Company in a consulting capacity. The Company is currently finalizing Mr. Harness’s consulting arrangement. Because of his retirement, the SERP terminated on April 24, 2008, and Mr. Harness is no longer entitled to benefits under the SERP. However, under the terms of the SERP, the Company may elect, in its discretion, to provide benefits to Mr. Harness. Mr. Harness’s benefits, including those under the SERP, if any, will be addressed as part of his consulting arrangement.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of March 31, 2008. Our executive officers are elected annually by our Board of Directors and generally serve until their successors are duly elected and qualified. Our directors are elected at the annual meeting of the stockholders and generally serve for one year and until their successors are duly elected and qualified. Persons affiliated with our principal investors, The Resolute Fund and GS Capital Partners, are entitled to appoint a majority of the members of our Board of Directors and to have their appointees to the Board of Directors approve any other appointments or nominations to our Board of Directors pursuant to a Shareholders Agreement, dated as of December 17, 2003, by and among affiliates of the Resolute Fund and GS Partners and our parent, Bermuda 1.

Name	Age	Position and Offices
Daniel W. Harness	59	Director, Chief Executive Officer & President
Peter Mainz	43	Chief Operating Officer
Alfred C. Giammarino	52	Chief Financial Officer
R. Douglas Neely	55	Executive Vice President Sales, North America
George G. Uram	62	Vice President, Electric Metering & AMI
José Hernandez	44	Vice President, Global Water & Heat
Colin Flannery	42	Vice President, General Counsel & Secretary
Jonathan F. Boucher	51	Director and Vice President
John W. Jordan II	60	Director
David W. Zalaznick	54	Director
Thomas H. Quinn	60	Director
Gerald J. Cardinale	41	Director
Bryan Kelln	42	Director
J. Jack Watson	80	Director
H. Russel Lemcke	68	Director
Nicole V. Agnew	30	Director

Daniel W. Harness became our Chief Executive Officer & President in April 2001 and became a director upon completion of the acquisition of Invensys Metering Systems. Mr. Harness was President of Metering Systems North America from 2000 to 2001 and President of Sensus Technologies from 1990 to 2000. Mr. Harness has been with our Company and its predecessors since 1982. On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness will continue to work with the Company in a consulting capacity. The Company is currently finalizing Mr. Harness’s consulting arrangement.

Peter Mainz was appointed to serve as the Company’s Chief Operating Officer effective August 2007. Prior to that, he was appointed to the role of Executive Vice President Operations in March 2007. He was our Vice President of Finance in January 2003 and our Chief Financial Officer upon completion of the acquisition of Invensys Metering Systems in December 2003. He was Vice President of Operations and Finance in Europe and Asia Pacific from 2001 to 2002 and held other senior financial positions with our Metering Systems Division from 1999 to 2001. Mr. Mainz held various senior financial positions with Schlumberger Ltd. from 1992 to 1999, including Financial Manager for the Commonwealth of Independent States (former Russia and Baltic countries) from 1998 to 1999. On April 24, 2008, Mr. Mainz was promoted to Chief Executive Officer & President of the Company and was named as a member of the Board of Directors following Mr. Harness’s retirement.

Alfred C. Giammarino became our Chief Financial Officer on December 1, 2007. Prior to joining our company, Mr. Giammarino served, from May 2004 to September 2007, as Executive Vice President and Chief Financial Officer of Stratos Global Corporation. Prior to that, beginning in July 2000, he served as Senior Vice

President and Chief Financial Officer, International and Information Services, of Verizon Communications, Inc. He brings with him over 30 years of extensive financial, operations, investor relations and mergers and acquisitions experience with leading international communications companies.

R. Douglas Neely currently holds the position of Executive Vice President Sales, North America. He became our Vice President of Sales and Marketing North America Water in October 1990. Mr. Neely has been with our Company since 1975.

George G. Uram was appointed Vice President, Electric Metering & AMI in July of 2006. Mr. Uram held positions as Vice President, Energy; Vice President, Marketing and Sales; and Director, Business Development of our Company from 1999 to 2006. Prior to joining our company, he held various managerial positions in nuclear power, power generation and environmental services for Westinghouse Electric and successor companies.

José Hernandez became our Vice President, Global Water & Heat in January 2008. Prior to this position, Mr. Hernandez served since November 2005 as our Vice President Water & Heat Metering Systems for Europe, Central and South America, Africa and Asia Pacific. He served as Vice President of Central and South America from December 2004 to November 2005. Mr. Hernandez served as General Manager for both Saint-Gobain Industrial Superabrasives Europe / Asia and Saint-Gobain Diamantwerkzeuge GmbH and CoKG from February 2002 to November 2004. He also acted as Country Manager Germany, Austria and Switzerland for Saint-Gobain Abrasives. Mr. Hernandez also served as Executive Director of Central and South America for Invensys Metering Systems from January 2000 to January 2002.

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

Gerald J. Cardinale became a director upon completion of the acquisition of Invensys Metering Systems. Since 2002, Mr. Cardinale has been a Managing Director of the Principal Investment Area of Goldman, Sachs & Co. He joined Goldman, Sachs & Co. in 1992. Mr. Cardinale also serves on the board of directors of Alliance Films Holdings Inc., Cequel Communications, LLC, Cooper-Standard Automotive, Inc., CSI Entertainment, CW Media Holdings, Inc., Clearwire Holdings, Inc., Fiberlink Communications Corp., and Yankees Entertainment & Sports Networks, LLC.

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

Board of Directors

As of March 31, 2008 our Board of Directors consisted of ten directors. Our Board of Directors appoints our executive officers, directs the management of our business and affairs and conducts its business through meetings of the Board of Directors and two standing committees, the Audit Committee and the Compensation Committee. In addition, from time to time, other committees may be established under the direction of the board when necessary to address specific issues. Our Audit Committee consists of Jonathan F. Boucher, Thomas H. Quinn, J. Jack Watson and H. Russel Lemcke. The Board of Directors has reviewed the qualifications and backgrounds of the members of the Audit Committee, and although it has not made a determination as to whether any one individual member of the Audit Committee would qualify as a financial expert, it has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication. As a result, the Board of Directors has determined that the combined qualifications and experience of the Audit Committee members, when taken together, give the Audit Committee the financial expertise necessary to discharge its responsibilities. Our Compensation Committee consists of Thomas H. Quinn, Jonathan F. Boucher, Gerald J. Cardinale and H. Russel Lemcke.

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

Compensation Discussion and Analysis

This section provides information regarding the compensation program for our principal executive officer, principal financial officer and the three most highly compensated executive officers other than the principal executive and principal financial officer, which we refer to as the “named executive officers” or “NEOs.” It includes information regarding, among other things, the overall objectives of the Company’s compensation program and each element of compensation that the Company provides. This discussion is intended to put in context the information in the tables that follow, each of which contains detailed information on the compensation granted, earned or paid during fiscal 2007 and 2008 to our named executive officers.

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

The individuals who served as the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) during fiscal 2008, as well as the other NEOs included in the Summary Compensation Table, are listed below:

Daniel W. Harness, Chief Executive Officer & President

Alfred C. Giammarino, Chief Financial Officer

Peter Mainz, Chief Operating Officer

Colin Flannery, Vice President and General Counsel

José Hernandez, Vice President, Global Water & Heat

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

The Company’s human resources department supports the Committee by analyzing and providing current Radford Executive Surveys to the Committee, CEO, Chief Operating Officer (“COO”) and CFO. This survey contains relevant market data and alternatives to consider in making compensation decisions for executive officers. The survey presents comparative data of other companies with similar revenue levels and in a broad spectrum of industries. The most recent survey includes 753 companies in the United States and covers 15,950 employees. The Committee evaluates this material, among other factors, in determining appropriate levels of compensation for the Company’s executive officers.

Role of Executive Officers in Compensation Decisions

The Committee makes all compensation decisions for the CEO, COO and CFO. Decisions with respect to the CFO are made based upon the recommendations of the Company’s COO. Decisions regarding the compensation of other executive officers are made by the CEO, COO and CFO, subject to the approval of the Committee. The Committee is also responsible for approving any employment agreement, severance or retirement arrangement, change-in-control agreement or provisions, and any special or supplemental benefits for the CEO, COO, CFO and each executive officer.

The CEO, COO and CFO, whose performance is reviewed by the Committee, annually review the performance of each executive officer. The conclusions reached and recommendations based on these reviews with respect to salary adjustments are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments to executives’ salaries.

2008 Executive Compensation Components

For fiscal 2008, the principal components of compensation for named executive officers were:

•	base salary;

•	performance-based incentive compensation;

•	long-term incentive compensation;

•	welfare and retirement benefits;

•	severance compensation; and

•	perquisites and other personal benefits.

Base salary

The Company provides NEOs with base salary to compensate them for services rendered during the fiscal year. Base salary is designed to reflect individual duties, responsibilities, scope of control and accountability for each position. Base salary for NEOs is determined based on each executive’s position and responsibility by using market data and by evaluating the executive’s individual performance. For Mr. Harness, Mr. Mainz,

Mr. Giammarino and Mr. Hernandez, a minimum level of salary is specified in their respective employment agreements, as discussed in greater detail below. See “—Employment Agreements.” Otherwise, the Committee is free to set salaries for named executive officers at any level it deems appropriate.

During its review of base salaries for executives, the Committee primarily considers current market survey data provided by the human resources department; internal reviews of the executive’s compensation, both individually and relative to other executive officers; and individual performance of the executive. Salary levels are typically considered annually as part of the Company’s performance review process, as well as upon promotion or other change in job responsibility. Merit-based salary increases for the CEO, COO and CFO are based on the Committee’s assessment of the individual’s performance and the COO’s recommendations with respect to the CFO, while such increases for the other executive officers are dictated by the CEO, COO and CFO, subject to the Committee’s approval, based on individual performance.

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

Target objectives are determined on a business unit basis via discussions with the Board of Directors and senior management and communicated to participants at the start of the Incentive Plan year. In determining target objectives, the Board of Directors and senior management consider historical business trends, existing contracts and prevailing market conditions. The target objectives are adjusted for acquisitions or disposals as approved by the Committee, unless included in the budget.

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

The performance measures and weightings are outlined in the tables below for headquarters participants and business unit and region participants. Headquarters participants are those not tied to any one specific business unit or region within the Company. Business unit and region participants are those with specific responsibilities within a business unit or region of the Company for which performance can be specifically measured against specified objectives. Management adjusted EBITDA and operating cash flow are based on performance at the business unit and region level for those not measured on the headquarters plan. If a business unit or region fails to reach 90% of its management adjusted EBITDA target, then plan participants from that business unit or region are ineligible for any incentive payments, even if the Company’s target objectives are achieved.

Headquarters Objectives

MEASURE	WEIGHTING	THRESHOLD (10% Payment)	TARGET (100% Payment)	ABOVE TARGET (No Maximum)
Sensus Metering Systems Management Adjusted EBITDA (1)	60%	90% of Target	Fiscal 2008 Target	150% at 110% of Target 200% at 120% of Target
Sensus Metering Systems Operating Cash Flow (2)	40%	90% of Target	Fiscal 2008 Target	150% at 110% of Target 200% at 120% of Target
Business Objectives Totals	100%

(1)	Management adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for restructuring expense, management fees and other non-recurring items, including the add-back of deferred revenue and incremental direct costs related to long-term AMI contracts.
(2)	Operating cash flow is defined as the cash flow from management adjusted EBITDA, adjusted for restructuring expense, net of capital expenditures and movements in trade working capital, other current assets, other payables and accruals (including restructuring accruals).

Business Unit or Region Objectives

MEASURE	WEIGHTING	THRESHOLD (10% Payment)	TARGET (100% Payment)	ABOVE TARGET (No Maximum)
Sensus Metering Systems Management Adjusted EBITDA (1)	20%	90% of Target	Fiscal 2008 Target	150% at 110% of Target 200% at 120% of Target
Sensus Metering Systems Operating Cash Flow (2)	10%	90% of Target	Fiscal 2008 Target	150% at 110% of Target 200% at 120% of Target
Business Unit or Region Management Adjusted EBITDA (1)	40%	90% of Target	Fiscal 2008 Target (3)	150% at 110% of Target 200% at 120% of Target
Business Unit or Region Cash Operating Flow (2)	30%	90% of Target	Fiscal 2008 Target (3)	150% at 110% of Target 200% at 120% of Target
Business Objectives Totals	100%

(1)	Management adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for restructuring expense, management fees and other non-recurring items, including the add-back of deferred revenue and incremental direct costs related to long-term AMI contracts.
(2)	Operating cash flow is defined as the cash flow from management adjusted EBITDA adjusted for restructuring expense, net of capital expenditures and movements in trade working capital, other current assets, other payables and accruals (including restructuring accruals).
(3)	Targets vary by business unit or region.

Business units for incentive purposes are defined as:

•	North American Water

•	North American Gas

•	North American Electric/AMI

•	Precision Die Casting

•	Smith-Blair

Regions for incentive purposes are defined as:

•	ESAAP—Europe, Central & South America, Africa & Asia Pacific (water & heat)

•	Asia Pacific (gas only)

Long-term incentive compensation

The Company’s parent, Bermuda 1, maintains a restricted share plan (the “Restricted Share Plan”) that provides for the award of restricted Class B common shares of Bermuda 1 and a stock option plan (the “Stock Option Plan”) that provides for the award of options to purchase Class B common shares of Bermuda 1, in each case to employees, officers, directors and consultants of the Company. The Restricted Share Plan and the Stock Option Plan are administered by the Committee.

The Restricted Share Plan and the Stock Option Plan are designed to attract and retain qualified employees, officers and directors; motivate participants to achieve long-term goals; provide incentive compensation opportunities that are competitive with those of other companies; and focus participants on creating value for stakeholders. The Company views the Restricted Share Plan and the Stock Option Plan, along with the other elements of the Company’s executive compensation program, as a reinforcement of our objective to link stakeholder interest to that of our executives.

Bermuda 1 common shares awarded under the Restricted Share Plan and the Stock Option Plan are generally subject to restrictions on transfer, repurchase rights and other limitations as set forth in the management subscription and shareholders’ agreement. The restricted common shares awarded under the Restricted Share Plan and the options awarded under the Stock Option Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. The options to acquire common shares awarded under the Stock Option Plan have exercise prices that are determined by the Committee at the time of grant. The vesting of the restricted common shares under the Restricted Share Plan and the options to acquire common shares under the Stock Option Plan may accelerate upon the occurrence of certain stated liquidity events.

The maximum number of Bermuda 1 Class B common shares that are issuable under the Restricted Share Plan is 2,000,000 and the maximum number of Bermuda 1 Class B common shares available for grants under the Stock Option Plan is 1,000,000, subject in both cases to adjustment for changes in the capital structure such as share dividends, share splits, mergers, amalgamations and reorganizations of Bermuda 1.

The number of restricted common shares to be awarded under the Restricted Share Plan and the number of stock options awarded under the Stock Option Plan is determined by the Committee or, in the case of an award to a director under the Restricted Share Plan, the entire Board of Directors. The members of the Committee are not eligible to receive awards under the Stock Option Plan. Awards to executive officers are determined by the same process used to assess other elements of compensation. Namely, the Committee determines the number of shares awarded to the CEO, COO and CFO, and the CEO, COO and CFO determine the number of shares awarded to the other executive officers, subject to the Committee’s approval. In determining awards, the Committee, CEO, COO and CFO take into consideration individual duties, present and potential contribution to the Company’s success, responsibilities, scope of control and accountability for each position.

In March and December 2004, Mr. Harness, Mr. Mainz and Mr. Hernandez were issued 200,000, 140,000 and 10,000 restricted Class B common shares of Bermuda 1, respectively, pursuant to restricted share agreements under the Restricted Share Plan. At the time of issuance, the Board of Directors determined that the fair market value of the restricted Class B common shares was equal to the par value thereof, or $.01 per share, due to the lack of a public market for Bermuda 1’s common shares, their illiquidity and their subordinated position within the capital structure of Bermuda 1. Each NEO paid $.01 per share for the restricted Class B common shares issued to him.

In July 2007, December 2007 and April 2008, Mr. Flannery, Mr. Giammarino and Mr. Hernandez received grants of options in the amount of 40,000, 50,000 and 50,000 shares of Class B common stock of Bermuda 1, respectively, under the Stock Option Plan. Mr. Flannery’s, Mr. Giammarino’s and Mr. Hernandez’s options have an exercise price of $5.50 per share. Mr. Giammarino will receive an additional grant of options in the amount of 25,000 shares of Bermuda 1 Class B common stock in December 2008 on substantially the same terms as the grant discussed above. The grants to Mr. Flannery, Mr. Giammarino and Mr. Hernandez were made in accordance with and subject to the terms and conditions of the Stock Option Plan.

The Company accounts for share-based payments to employees in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Compensation expense related to the Stock Option Plan totaled approximately $7,000 for fiscal 2008. At the date of grant, the Company concluded that the fair value of restricted Class B common shares of Bermuda 1 granted under the Restricted Share Plan was not material to the consolidated statements of operations and thus no compensation expense has been recognized with respect to these grants.

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

Additionally, the Company sponsors certain defined benefit and defined contribution plans. Certain employees of the Company, including Mr. Mainz and Mr. Hernandez, participated during fiscal 2008 in the Sensus German Management Pension Program (the “German Pension”), which is a defined benefit pension plan. The Company maintains this plan that resulted from the acquisition of Invensys Metering Systems. Mr. Mainz and Mr. Hernandez are eligible to participate in such plan under German law. Retirement benefits under the plan are computed on the basis of the employee’s final annual salary and incentive multiplied by a percentage based on years of service. Mr. Mainz and Mr. Hernandez participate in this plan on the same basis and subject to the same costs, terms and conditions as other employees in Germany.

Also, certain employees of the Company, including Mr. Harness, Mr. Mainz, Mr. Giammarino and Mr. Flannery, participated in the Sensus Metering Systems Inc.’s 401(k) Plan during fiscal 2008. The Company contributes $0.50 for every $1.00 of employee contributions up to a maximum of 4% of the employees’ pensionable earnings. Further, in fiscal 2008, the Company contributed 4.2% of all eligible employees’ pensionable earnings, subject to IRS limits, for calendar year 2007 to their 401(k) account. Such contributions are made in lieu of the pension benefits provided prior to the acquisition of Invensys Metering Systems and approximate the amount of previous benefits received. Pensionable earnings consist of base salary, including overtime and performance-based incentive compensation. Mr. Harness, Mr. Mainz, Mr. Giammarino and Mr. Flannery participate in the Company’s 401(k) plan on the same basis and subject to the same costs, terms and conditions as other salaried employees in the United States. On January 1, 2007, the Company amended its 401(k) Plan such that any employee who participates in a foreign pension plan is not eligible to receive the Company contribution of 4.2%. Thus, Mr. Mainz, due to his participation in the German Pension, was not eligible for the 4.2% Company contribution in fiscal 2008.

Finally, pursuant to the Company’s obligations in Mr. Harness’s employment agreement, the Company established a nonqualified supplemental retirement plan for the benefit of Mr. Harness (the “SERP”). The SERP was implemented to replace the supplemental retirement benefits that Mr. Harness was entitled to receive from his previous employer, Invensys Metering Systems, prior to its acquisition by the Company. The SERP was designed to provide competitive supplemental retirement benefits to Mr. Harness for the purpose of enabling the Company to attract and retain his services.

The Company determined that the value of the benefits provided to Mr. Harness under the supplemental retirement plan of Invensys Metering Systems was approximately $40,000 per year. To replace this benefit, the Company agreed to make contributions to a hypothetical account under the SERP in the aggregate amount of $120,000 for the three-year term of Mr. Harness’s employment agreement, which ended on December 31, 2006. As a result of the extension of Mr. Harness’s employment agreement term through December 31, 2008, and consistent with the terms of Mr. Harness’s employment agreement, the Company agreed to provide him with a total benefit under the SERP of $200,000 (an additional $40,000 for each year in the extension period).

On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness will continue to work with the Company in a consulting capacity. The Company is currently finalizing Mr. Harness’s consulting arrangement. Because of his retirement, the SERP terminated on April 24, 2008, and Mr. Harness is no longer entitled to benefits under the SERP. However, under the terms of the SERP, the Company may elect, in its discretion, to provide benefits to Mr. Harness. Mr. Harness’s benefits under the SERP, if any, will be addressed as part of his consulting arrangement.

Prior to its termination, Mr. Harness’s benefits under the SERP would have been distributed upon his death or retirement in accordance with the terms and conditions of the SERP, unless the Company was acquired, merged or underwent a change in control before that time. In such a case, all accrued benefits under the SERP would have been distributed to Mr. Harness in a lump-sum payment within 60 days of the triggering event.

All costs of the SERP, including administrative, and taxes (other than income taxes payable on the benefits provided) were paid for by the Company. The Committee was responsible for administering, enforcing and interpreting the SERP and determined any and all questions or claims arising in the administration and application of the SERP.

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

Perquisites and other personal benefits

The Company provides minimum perquisites to its executive officers that are otherwise not offered to other employees. Under the Company’s North America Executive Employee Company vehicle policy, each NEO receives a company-leased vehicle for both business and personal use. The Company’s executive vehicle policy is in place to provide competitive benefits aimed at attracting and retaining qualified executive officers. This policy applies to all of the Company’s North American locations. Eligibility under this policy requires one of the following job titles: a) Corporate Vice President or above, b) President of subsidiary or c) other executives approved by the Vice President of Human Resources. Eligible participants may chose a vehicle with a purchase price of no more than $35,000, other than the CEO, COO and CFO who may chose a vehicle with a purchase price of no more than $50,000. With respect to those NEOs who have employment agreements, this benefit was determined through negotiations with the Company and the executive on an arm’s length basis.

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

Employment Agreements

Daniel W. Harness

Effective as of December 17, 2003, Mr. Harness entered into an employment agreement with the Company. On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness will continue to work with the Company in a consulting capacity. The Company is currently finalizing Mr. Harness’s consulting arrangement.

Mr. Harness’s consulting arrangement will supersede and replace his current employment agreement with the Company. The employment agreement provided for an annual base salary of $400,000. Prior to Mr. Harness’s retirement, the Committee determined on an annual basis whether Mr. Harness’s base salary should be increased and, if so, the amount of such increase. For fiscal 2008, Mr. Harness’s base salary was $463,756. In addition, under the terms of the agreement, Mr. Harness was eligible to receive discretionary bonuses pursuant to the Incentive Plan of 50% of his base salary. Mr. Harness did not receive an incentive payment in fiscal 2008.

The Company was also obligated to provide Mr. Harness with a company-leased vehicle for business and personal use, and he was entitled to participate in our employee benefit plans, programs and other arrangements. In addition, Mr. Harness was reimbursed for all reasonable travel, entertainment and other expenses incurred during performance of his duties in accordance with the Company’s expense reimbursement policy. Prior to Mr. Harness’s retirement, the Company agreed to provide certain supplemental retirement benefits to Mr. Harness under the SERP, subject to the approval of the Committee. See “2008 Executive Compensation Components—Welfare and retirement benefits” above and “Pension Benefits” below. Because of his retirement, the SERP terminated on April 24, 2008, and Mr. Harness is no longer entitled to benefits under the SERP. However, under the terms of the SERP, the Company may elect, in its discretion, to provide benefits to Mr. Harness. Mr. Harness’s benefits under the SERP, if any, will be addressed as part of his consulting arrangement. Lastly, Mr. Harness is entitled to receive certain payments and benefits in the event of his termination and upon a change in control of the Company pursuant to the terms of his employment agreement. See “Potential Payments Upon Termination or Change-in-Control.” Mr. Harness’s benefits will be addressed as part of Mr. Harness’s consulting arrangement.

Alfred C. Giammarino

Effective as of December 1, 2007, Mr. Giammarino entered into an employment agreement with the Company. The agreement has a two-year term and will be extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. The employment agreement provides for an annual base salary of $295,000. The Committee determines on an annual basis, based on the recommendation of the COO, whether Mr. Giammarino’s base salary should be increased and, if so, the amount of such increase. For fiscal 2008, Mr. Giammarino’s base salary was $98,336, reflecting his initial employment effective December 1, 2008. In addition, under the terms of the agreement, Mr. Giammarino is eligible to receive discretionary bonuses pursuant to the Incentive Plan of 40% of his base salary, subject to the performance and other conditions that the COO determines on an annual basis, subject to the approval of the Committee. Based on his hire date, Mr. Giammarino was not eligible to receive an incentive payment in fiscal 2008. However, Mr. Giammarino will receive a guaranteed prorated incentive payment of $38,940 in fiscal 2009 based on the terms of his employment agreement.

The Company is also obligated to provide Mr. Giammarino with a company-leased vehicle for business and personal use, and he is entitled to participate in employee benefit plans, programs and other arrangements currently in effect. In addition, subject to the approval of the COO, Mr. Giammarino will be reimbursed for all reasonable travel, entertainment and other expenses incurred during performance of his duties in accordance with the Company’s expense reimbursement policy. Mr. Giammarino is also entitled to reimbursement for certain expenses incurred in connection with his relocation to the Raleigh, North Carolina area. Lastly, Mr. Giammarino is entitled to receive certain payments and benefits in the event of his termination and upon a change in control of the Company pursuant to the terms of his employment agreement. See “Potential Payments Upon Termination or Change-in-Control.”

Peter Mainz

Effective as of December 17, 2003, Mr. Mainz entered into an employment agreement with the Company. The agreement has a three-year term and will be extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. The employment agreement provides for an annual base salary of $275,000. On August 24, 2007, the Company announced the appointment of Mr. Mainz to serve as the Company’s COO, effective August 20, 2007, and on April 24, 2008, Mr. Mainz was promoted to Chief Executive Officer & President of the Company and was named as a member of the Board of Directors following Mr. Harness’s retirement.

In connection with his appointment as COO, Mr. Mainz’s annual base salary was increased to $375,000. The Committee determines on an annual basis whether Mr. Mainz’s base salary should be increased and, if so, the amount of such increase. For fiscal 2008, Mr. Mainz’s base salary was $364,984. In addition, under the terms of his employment agreement, Mr. Mainz is eligible to receive discretionary bonuses pursuant to the Incentive Plan of 35% of his base salary. In connection with his appointment as COO, Mr. Mainz’s target bonus was increased to 45% of his base salary. Mr. Mainz did not receive an incentive payment in fiscal 2008. With respect to the portion of Mr. Mainz’s compensation that was paid in euros, all dollar amounts provided above were determined based on the average exchange rate of euros to U.S. dollars for fiscal 2008, which was approximately €1.00/$1.41.

The Company is also obligated to provide Mr. Mainz with a company-leased vehicle for business and personal use, and he is entitled to participate in employee benefit plans, programs and other arrangements currently in effect. In addition, Mr. Mainz will be reimbursed for all reasonable travel, entertainment and other expenses incurred during performance of his duties in accordance with the Company’s expense reimbursement policy. The Company is also obligated to provide certain benefits to Mr. Mainz in relation to his status as an expatriate working in the United States, including economy-class airline tickets to visit Europe, taxation support and visa assistance, and Mr. Mainz is entitled to continue to participate in his German retirement and social security plans. See “2008 Executive Compensation Components—Welfare and retirement benefits” above and “Pension Benefits” below. Lastly, Mr. Mainz is entitled to receive certain payments and benefits in the event of his termination and upon a change in control of the Company pursuant to the terms of his employment agreement. See “Potential Payments Upon Termination or Change-in-Control.”

José Hernandez

Effective as of December 1, 2004, Mr. Hernandez entered into an employment agreement with the Company. The agreement may be terminated by either party on June 30 or December 31 each year by providing nine months’ prior notice. The employment agreement provides for an annual base salary of $260,850, subject to annual increases in the Committee’s discretion. For fiscal 2008, Mr. Hernandez’s base salary was $369,865. On January 31, 2008, the Company announced the appointment of Mr. Hernandez to Vice President, Global Water & Heat, a newly formed business unit. In connection with his promotion, the Company approved a one-time bonus for Mr. Hernandez in the amount of $38,652. In addition, under the terms of his employment agreement, Mr. Hernandez is eligible to receive discretionary bonuses pursuant to the Incentive Plan of 30% of his base salary. As part of his promotion, Mr. Hernandez’s target bonus was increased to 40% of his base salary. Mr. Hernandez received an incentive payment of $125,202 in fiscal 2008. All dollar amounts provided above were determined based on the average exchange rate of euros to U.S. dollars for fiscal 2008, which was approximately €1.00/$1.41, except with respect to Mr. Hernandez’s one-time bonus, which was based on the exchange rate at the time of payment of €1.00/$1.49, and Mr. Hernandez’s incentive payment, which was based on the exchange rate at the time of payment of €1.00/$1.34.

The Company is also obligated to provide Mr. Hernandez with a company-leased vehicle for business and personal use, and he is entitled to participate in all employee fringe benefit plans offered to our management level employees in Germany. In addition, Mr. Hernandez will be reimbursed for all reasonable travel, entertainment and other expenses incurred during performance of his duties in accordance with the Company’s expense reimbursement policy. The Company is also obligated to provide certain pension benefits to Mr. Hernandez. See “2008 Executive Compensation Components—Welfare and retirement benefits” above and “Pension Benefits” below. Lastly, Mr. Hernandez is entitled to receive certain payments and benefits in the event of his death or disability pursuant to the terms of his employment agreement. See “Potential Payments Upon Termination or Change-in-Control.”

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

Compensation Committee

Thomas H. Quinn

Jonathan F. Boucher

Gerald J. Cardinale

H. Russel Lemcke

Summary Compensation Table

The following table provides information regarding the compensation of the Company’s CEO, CFO and our other NEOs, who were serving as such during and at the end of fiscal 2008. All dollar amounts are rounded to the nearest dollar.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Daniel W. Harness (3),(4) Chief Executive Officer & President	2008 2007	463,756 438,756	— —	— —	— 224,004	37,547 97,000	35,672 45,807	536,975 805,567
Alfred C. Giammarino (5),(6) Chief Financial Officer	2008	98,336	—	253	—	—	14,279	112,868
Peter Mainz (7),(8),(9) Chief Operating Officer	2008 2007	364,984 317,514	— —	— —	— 150,000	50,714 46,358	23,897 33,063	439,595 546,935
Colin Flannery (10) Vice President and General Counsel	2008 2007	255,633 53,047	—	869 —	—	—	34,105 6,491	290,607 59,538
José Hernandez (9),(11),(12) Vice President, Global Water & Heat	2008 2007	369,865 310,404	38,652 —	— —	125,202 87,290	98,320 110,684	33,799 63,926	665,838 572,304

(1)	Awards are made in April of the applicable fiscal year and paid in June of the next fiscal year.
(2)	See “All Other Compensation” below for full details.
(3)	On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness will continue to work with the Company in a consulting capacity. The Company is currently finalizing Mr. Harness’s consulting arrangement.
(4)	The change in pension value for Mr. Harness represents hypothetical contributions by the Company under the SERP in the applicable fiscal year. Because of his retirement, the SERP terminated on April 24, 2008, and Mr. Harness is no longer entitled to benefits under the SERP. However, under the terms of the SERP, the Company may elect, in its discretion, to provide benefits to Mr. Harness. Mr. Harness’s benefits under the SERP, if any, will be addressed as part of his consulting arrangement.
(5)	On November 28, 2007, the Company announced the appointment of Mr. Giammarino to serve as the Company’s Chief Financial Officer, effective December 1, 2007. Because Mr. Giammarino was hired in fiscal 2008, he did not receive any compensation from the Company in fiscal 2007.
(6)	Mr. Giammarino will receive a guaranteed prorated incentive payment of $38,940 in fiscal 2009 based on the terms of his employment agreement.
(7)	On August 24, 2007, the Company announced the appointment of Mr. Mainz to serve as the Company’s Chief Operating Officer, effective August 20, 2007, and on April 24, 2008, Mr. Mainz was promoted to Chief Executive Officer & President of the Company and was named as a member of the Board of Directors following Mr. Harness’s retirement. Prior to becoming COO, Mr. Mainz served as Executive Vice President, Operations and Chief Financial Officer. Mr. Mainz maintained the responsibilities of the Company’s Chief Financial Officer until the appointment of Mr. Giammarino. In connection with his appointment as COO, Mr. Mainz’s annual base salary was increased to $375,000 and his target bonus under the Incentive Plan was increased to 45% of his base salary.
(8)	With respect to the portion of Mr. Mainz’s compensation that was paid in euros, all dollar amounts provided in the table above for fiscal 2007 and fiscal 2008 were determined based on the average exchange rate of euros to U.S. dollars during the applicable fiscal year, which was approximately €1.00/$1.28 for fiscal 2007 and €1.00/$1.41 for fiscal 2008.
(9)	The change in pension value for each of Mr. Mainz and Mr. Hernandez for fiscal 2007 is based on pension values at March 31, 2006 of $224,036 and $47,727, respectively, and pension values at March 31, 2007 of $270,393 and $167,124, respectively. The change in pension value for each of Mr. Mainz and Mr. Hernandez for fiscal 2008 is based on pension values at March 31, 2007 of $270,393 and $167,124, respectively, and the amounts disclosed in the Pension Benefits table below.
(10)	On January 15, 2007, the Company hired Mr. Flannery and on January 26, 2007 announced his appointment to serve as the Company’s Vice President and General Counsel, effective March 31, 2007.

(11)	On January 31, 2008, the Company announced the appointment of Mr. Hernandez to Vice President, Global Water & Heat, a newly formed business unit. In connection with his promotion, the Company approved a one-time bonus for Mr. Hernandez in the amount of $38,652, as reflected in the table above.
(12)	With respect to the portion of Mr. Hernandez’s compensation that was paid in euros, all dollar amounts provided in the table above for fiscal 2007 and fiscal 2008 were determined based on the average exchange rate of euros to U.S. dollars during the applicable fiscal year, which was approximately €1.00/$1.28 for fiscal 2007 and €1.00/$1.41 for fiscal 2008, except with respect to Mr. Hernandez’s one-time bonus in fiscal 2008, which was based on the exchange rate at the time of payment of €1.00/$1.49, and Mr. Hernandez’s non-equity incentive plan award in fiscal 2008, which was based on the exchange rate at the time of payment of €1.00/$1.34.

All Other Compensation

The following table identifies all other compensation included in the Summary Compensation Table and consists of perquisites and other personal benefits afforded the NEOs. All dollar amounts are rounded to the nearest dollar.

Name	Year	Company- Leased Vehicle ($)	Tax Preparation Fee/Tax Reimbursement ($)	Relocation ($)	Rent ($)	Personal Travel ($)	Company Match Contributions to 401(k) Plans ($)	Company 4.2% Contributions to 401(k) Plans ($)	Pensionable Earnings in Excess of IRS Limit ($) (1)	Total ($)
Daniel W. Harness	2008	9,484	—	—	—	—	6,175	9,450	10,563	35,672
	2007	11,076	—	—	—	—	6,493	9,240	18,998	45,807
Alfred C. Giammarino (2)	2008	—	—	—	10,296	—	2,950	1,033	—	14,279
Peter Mainz (3),(4),(5)	2008	4,665	2,150	—	—	8,682	8,400	—	—	23,897
	2007	4,400	6,500	—	—	5,496	7,427	9,240	—	33,063
Colin Flannery	2008	8,008	—	360	6,988	—	8,186	9,450	1,113	34,105
	2007	—	—	—	4,634	—	1,857	—	—	6,491
José Hernandez (3),(6),(7)	2008	16,859	—	—	16,940	—	—	—	—	33,799
	2007	15,286	33,280	—	15,360	—	—	—	—	63,926

(1)	For purposes of calculating the 4.2% contribution made to individual 401(k) accounts, the IRS required a limit to compensation of $225,000 and $220,000 for calendar year 2007 and 2006. The Company paid the remainder of the 4.2% of pensionable earnings as additional compensation to all employees affected by the IRS limit.
(2)	On November 28, 2007, the Company announced the appointment of Mr. Giammarino to serve as the Company’s Chief Financial Officer, effective December 1, 2007. Because Mr. Giammarino was hired in fiscal 2008, he did not receive any compensation from the Company in fiscal 2007.
(3)	With respect to the portion of Mr. Mainz’s and Mr. Hernandez’s other compensation that was paid in euros, all dollar amounts provided in the table above for fiscal 2007 and fiscal 2008 were determined based on the average exchange rate of euros to U.S. dollars during the applicable fiscal year, which was approximately €1.00/$1.28 for fiscal 2007 and €1.00/$1.41 for fiscal 2008.
(4)	On January 1, 2007, the Company amended its 401(k) Plan such that any employee who participates in a foreign pension plan is not eligible to receive the Company contribution of 4.2%. Thus, Mr. Mainz, due to his participation in the German Pension, was not eligible for the 4.2% Company contribution in fiscal 2008.
(5)	Personal travel benefits paid to Mr. Mainz by the Company represent reimbursements for economy-class airline tickets to Europe for Mr. Mainz and his family. These benefits are provided pursuant to Mr. Mainz’s employment agreement due to his status as an expatriate working in the United States. See “2008 Executive Compensation Components—Employment Agreements.”
(6)	On January 31, 2008, the Company announced the appointment of Mr. Hernandez to Vice President, Global Water & Heat, a newly formed business unit. Prior to being promoted to Vice President, Water & Heat Metering Systems, Europe, South America & Asia Pacific, on November 1, 2005, Mr. Hernandez was Vice President for Central & South America. Despite maintaining a residence in Germany, Mr. Hernandez was exempt from paying income taxes in Germany since he resided in Chile for more than half the year and his job duties were not associated with Germany. Due to the Chilean tax laws, Mr. Hernandez also paid a minimal amount of Chilean taxes. As a result of his change in responsibilities, thus qualifying him as a full tax resident of Germany, Mr. Hernandez’s net income was reduced. Therefore, the Company agreed to a one-time transitional income adjustment in fiscal 2007 in the amount of $33,280, as reflected in the table above, to compensate Mr. Hernandez for his loss of net income.
(7)	Due to Mr. Hernandez’s full-time relocation to Germany, lease payments for an apartment in Chile made on his behalf by the Company ceased as of March 31, 2008.

Grants of Plan-Based Awards

The following table identifies potential earnings of the NEOs under the Incentive Plan for awards granted in fiscal 2008 and payable in fiscal 2009 and grants of stock options to purchase common shares of Bermuda 1 under the Stock Option Plan in fiscal 2008. See “2008 Executive Compensation Components—Performance-based incentive compensation” and “—Long-term incentive compensation.” The calculated amount pursuant to the Incentive Plan for management adjusted EBITDA and operating cash flow for fiscal 2008 was $116,454,000 and $88,332,000, respectively. Therefore, incentive payments for fiscal 2008 for Mr. Harness, Mr. Mainz and Mr. Flannery, who are headquarters employees, and Mr. Hernandez, who is a business unit and/or regional employee, will be determined based on audited financial statements for fiscal 2008. Mr. Giammarino, who is also a headquarters employee, will receive a guaranteed prorated incentive payment of $38,940 for fiscal 2008 based on the terms of his employment agreement. In connection with their employment, Mr. Giammarino and Mr. Flannery received grants of options in the amount of 50,000 and 40,000 shares of Class B common stock of Bermuda 1, respectively, under the Stock Option Plan in fiscal 2008. All dollar amounts are rounded to the nearest dollar.

Name	Grant Date	Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($) (2)
Daniel W. Harness	April 1, 2007	22,250	222,500	—	—	—	—
Alfred C. Giammarino	December 1, 2007	3,894	38,940	—	—	—	—
Alfred C. Giammarino	December 1, 2007	—	—	—	50,000	5.50	253
Peter Mainz	April 1, 2007	14,625	146,250	—	—	—	—
Colin Flannery	April 1, 2007	8,750	87,500	—	—	—	—
Colin Flannery	July 19, 2007	—	—	—	40,000	5.50	869
José Hernandez (4)	April 1, 2007	15,006	150,061	—	—	—	—

(1)	Non-equity awards granted under the Incentive Plan in April of fiscal 2008 and payable in June of fiscal 2009.
(2)	The maximum award is uncapped. Additional award payments for performance in excess of the target are prorated at a rate equivalent to 150% for results at 110% of the target, 200% for results at 120% of the target and so on.
(3)	Awards of stock options to purchase common shares of Bermuda 1 under the Stock Option Plan granted in fiscal 2008.
(4)	On April 24, 2008, Mr. Hernandez received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. The options are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the options may accelerate upon the occurrence of certain stated liquidity events. The options have an exercise price of $5.50 per share. The grant to Mr. Hernandez was made in accordance with and subject to the terms and conditions of the Stock Option Plan. The Company expects to enter into an option agreement with Mr. Hernandez substantially in the form of the Company’s Notice of Stock Option Grant and Nonqualified Stock Option Agreement.

Outstanding Equity Awards at Fiscal Year-End

In March and December 2004, Mr. Harness, Mr. Mainz and Mr. Hernandez were issued 200,000, 140,000 and 10,000 restricted Class B common shares of Bermuda 1, respectively, under the Restricted Share Plan. In July and December 2007, Mr. Flannery and Mr. Giammarino received grants of options in the amount of 40,000 and 50,000 shares of Class B common stock of Bermuda 1, respectively, under the Stock Option Plan. See “2008 Executive Compensation Components—Long-term incentive compensation.” The restricted Class B common shares awarded under the Restricted Share Plan and the options awarded under the Stock Option Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. The following table provides information regarding the unvested portions of these grants as of March 31, 2008.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Daniel W. Harness (2)	—	—	—	40,000	220,000
Alfred C. Giammarino	50,000	5.50	December 1, 2017	—	—
Peter Mainz	—	—	—	28,000	154,000
Colin Flannery	40,000	5.50	July 19, 2017	—	—
Jose Hernandez (3)	—	—	—	2,000	11,000

(1)	The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $5.50 per share, which represents the exercise price at which stock options were granted during fiscal 2008.
(2)	On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness will continue to work with the Company in a consulting capacity. The Company is currently finalizing Mr. Harness’s consulting arrangement. The treatment of the unvested portion of Mr. Harness’s restricted stock award will be addressed as part of Mr. Harness’s consulting arrangement.
(3)	On April 24, 2008, Mr. Hernandez received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. The options are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the options may accelerate upon the occurrence of certain stated liquidity events. The options have an exercise price of $5.50 per share. The grant to Mr. Hernandez was made in accordance with and subject to the terms and conditions of the Stock Option Plan. The Company has entered into an option agreement with Mr. Hernandez substantially in the form of the Company’s Notice of Stock Option Grant and Nonqualified Stock Option Agreement.

Option Exercises and Stock Vested

In March and December 2004, Mr. Harness, Mr. Mainz and Mr. Hernandez were issued 200,000, 140,000 and 10,000 restricted Class B common shares of Bermuda 1, respectively, under the Restricted Share Plan. In July and December 2007, Mr. Flannery and Mr. Giammarino received grants of options in the amount of 40,000 and 50,000 shares of Class B common stock of Bermuda 1, respectively, under the Stock Option Plan. See “2008 Executive Compensation Components—Long-term incentive compensation.” The restricted Class B common shares awarded under the Restricted Share Plan and the options awarded under the Stock Option Plan are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. None of Mr. Flannery’s and Mr. Giammarino’s options to purchase Class B common stock of Bermuda 1 have vested and none were exercised in fiscal 2008. See “Outstanding Equity Awards at Fiscal Year-End.” The following table provides information regarding the portions of the restricted share grants to Mr. Harness, Mr. Mainz and Mr. Hernandez that vested during fiscal 2008.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Daniel W. Harness	40,000	220,000
Alfred C. Giammarino	—	—
Peter Mainz	28,000	154,000
Colin Flannery	—	—
Jose Hernandez (2)	2,000	11,000

(1)	The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $5.50 per share, which represents the exercise price at which stock options were granted during fiscal 2008.
(2)	On April 24, 2008, Mr. Hernandez received a grant of options in the amount of 50,000 shares of Class B common stock of Bermuda 1 under the Stock Option Plan. The options are service time vested over five years from the date of grant, provided that no vesting occurs prior to the second anniversary of the date of grant. In addition, the vesting of the options may accelerate upon the occurrence of certain stated liquidity events. The options have an exercise price of $5.50 per share. The grant to Mr. Hernandez was made in accordance with and subject to the terms and conditions of the Stock Option Plan. The Company has entered into an option agreement with Mr. Hernandez substantially in the form of the Company’s Notice of Stock Option Grant and Nonqualified Stock Option Agreement.

Pension Benefits

The following table discloses the actuarial present value of the accrued benefits to Mr. Harness under the SERP and to Mr. Mainz and Mr. Hernandez under the German Pension and Mr. Mainz’s and Mr. Hernandez’s years of credited service under the German Pension. See “2008 Executive Compensation Components—Welfare and retirement benefits.” No other NEOs are entitled to receive pension benefits from the Company. With respect to the calculation of the actuarial present value of the accrued benefits to Mr. Mainz and Mr. Hernandez under the German Pension, the exchange rate for the conversion of amounts denominated in euros to U.S. dollars on March 31, 2008 was approximately €1.00/$1.58. All dollar amounts are rounded to the nearest dollar.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Daniel W. Harness (1), (2)	Sensus Metering Systems, Inc. Nonqualified Supplemental Retirement Plan FBO Mr. Harness	—	200,000

Peter Mainz	Sensus German Management Pension Program	9	321,107

José Hernandez	Sensus German Management Pension Program	6	265,444

(1)	On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness will continue to work with the Company in a consulting capacity. The Company is currently finalizing Mr. Harness’s consulting arrangement. Because of his retirement, the SERP terminated on April 24, 2008, and Mr. Harness is no longer entitled to benefits under the SERP. However, under the terms of the SERP, the Company may elect, in its discretion, to provide benefits to Mr. Harness. Mr. Harness’s benefits under the SERP, if any, will be addressed as part of his consulting arrangement.
(2)	The concept of years of credited service did not apply to the SERP.

Potential Payments Upon Termination or Change-in-Control

The following is a discussion of the potential payments and benefits required for each named executive officer as of March 31, 2008 in the event of termination and upon a change in control of the Company.

Daniel W. Harness

On April 24, 2008, Mr. Harness retired as the Chief Executive Officer & President of the Company and was appointed as the non-executive Vice Chairman of the Board of Directors of the Company. Mr. Harness will continue to work with the Company in a consulting capacity. The Company is currently finalizing Mr. Harness’s consulting arrangement.

Mr. Harness’s consulting arrangement will supersede and replace his current employment agreement with the Company and will address the payments Mr. Harness will receive as a result of his retirement. The employment agreement provided that, upon termination of employment, Mr. Harness would be entitled to receive the sum of his unpaid accrued base salary through the date of termination, any unpaid travel expenses, any unpaid accrued vacation and any benefits required to be provided by law (such as COBRA). In addition, upon termination of employment by mutual agreement, due to Mr. Harness’s death or disability or by Mr. Harness for good reason, Mr. Harness would have been entitled to an amount equal to his annual base salary for 12 months; provided that if the termination occurred after a change in control of the Company, Mr. Harness would have been entitled to an amount equal to his stated annual base salary for 24 months. Upon termination of employment by the Company without cause, including the non-renewal of the term by the Company, Mr. Harness would have been entitled to an amount equal to his stated annual base salary for 12 months; provided that if the termination occurred after a change in control of the Company, Mr. Harness would have been entitled to an amount equal to his stated annual base salary for 24 months. Upon termination of employment by the Company for cause or material breach or by Mr. Harness without good reason, including the non-renewal of the term by Mr. Harness, no additional amounts would have been owed by the Company to Mr. Harness under his employment agreement.

During the severance period, Mr. Harness was also entitled to continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. Mr. Harness’s consulting arrangement will address the benefits he is to receive as a result of his retirement. In addition, any restricted shares owned by Mr. Harness pursuant to the Restricted Share Plan maintained by Bermuda 1 would have vested upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. As of March 31, 2008, Mr. Harness held 40,000 unvested restricted Class B common shares of Bermuda 1 that were awarded under the Restricted Share Plan. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $5.50 per share, which represents the exercise price at which stock options were granted during fiscal 2008. See “2008 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.” The treatment of the unvested portion of Mr. Harness’s restricted stock award will be addressed as part of Mr. Harness’s consulting arrangement.

Because of Mr. Harness’s retirement, the SERP terminated on April 24, 2008, and Mr. Harness is no longer entitled to benefits under the SERP. However, under the terms of the SERP, the Company may elect, in its discretion, to provide benefits to Mr. Harness. Mr. Harness’s benefits under the SERP, if any, will be addressed as part of his consulting arrangement. Prior to its termination, Mr. Harness’s benefits under the SERP would have been distributed upon his death or retirement in accordance with the terms and conditions of the SERP, unless the Company was acquired, merged or underwent a change in control before that time. In such a case, all accrued benefits under the SERP would have been distributed to Mr. Harness in a lump-sum payment within 60 days of the triggering event. As of March 31, 2008 and prior to the SERP’s termination, the aggregate balance of supplemental retirement benefits provided to Mr. Harness under the SERP was $200,000. See “2008 Executive Compensation Components—Welfare and retirement benefits” and “Pension Benefits.”

The following table quantifies amounts that would have been payable to Mr. Harness in the event of termination and upon a change in control of the Company, assuming the event occurred on March 31, 2008 and prior to Mr. Harness’s retirement under the terms of his current employment agreement and that the Company was not entitled to offset any such payments to Mr. Harness against any base and bonus compensation earned by Mr. Harness through alternate employment. All dollar amounts are rounded to the nearest dollar.

Termination Event	Payment ($) (1)
Mutual Agreement, Death/Disability, by Executive for Good Reason or by the Company Without Cause	470,000
Mutual Agreement, Death/Disability, by Executive for Good Reason or by the Company Without Cause after a Change in Control	940,000
By the Company for Cause/Material Breach or by the Executive Without Good Reason	—

(1)	For other payments and benefits that would have been received by Mr. Harness upon a change in control of the Company and in the event of his retirement or death, see “Outstanding Equity Awards at Fiscal Year-End” and “Pension Benefits.” Mr. Harness’s consulting arrangement will address the benefits he is to receive as a result of his retirement.

Mr. Harness remains subject to certain restrictive covenants in his employment agreement and restricted share agreement. These include obligations not to compete with us and not to solicit our employees, customers or others that have business relationships with the Company for two years following termination of his employment; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates. Mr. Harness’s consulting arrangement will address the restrictions that apply to him after his retirement.

Alfred C. Giammarino

The Company’s employment agreement with Mr. Giammarino provides that, upon termination of employment, Mr. Giammarino will be entitled to receive the sum of his unpaid accrued base salary through the date of termination, any unpaid travel expenses, any unpaid accrued vacation and any benefits required to be provided by law (such as COBRA). In addition, upon termination of employment by mutual agreement or due to Mr. Giammarino’s death or disability, Mr. Giammarino will be entitled to an amount equal to his annual base salary for 12 months. Upon termination of employment by the Company without cause, including the non-renewal of the term by the Company, or by Mr. Giammarino for good reason, Mr. Giammarino will be entitled to an amount equal to his stated annual base salary for 12 months or for the duration of the original term of the employment agreement, whichever is longer; provided that if the termination occurs after a change in control of the Company, Mr. Giammarino will be entitled to an amount equal to his stated annual base salary for 24 months or for the duration of the original term of the employment agreement, whichever is longer. Upon termination of employment by the Company for cause or material breach or by Mr. Giammarino without good reason, including the non-renewal of the term by Mr. Giammarino, no additional amounts will be owed by the Company to Mr. Giammarino under his employment agreement.

During the severance period, Mr. Giammarino will also be entitled to continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. In addition, any options owned by Mr. Giammarino pursuant to the Stock Option Plan will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. As of March 31, 2008, Mr. Giammarino held an option to purchase 50,000 Class B common shares of Bermuda 1 under the Stock Option Plan, none of which shares had vested. The option has an exercise price of $5.50 per share. In the event that Mr. Giammarino’s employment with the Company is terminated for any reason, the option will not vest with respect to any further shares beyond those that had previously vested, though Mr. Giammarino’s vested options will remain exercisable for a period of six months under certain circumstances. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $5.50 per share, which is equivalent to the exercise price at which the stock options were granted. See “2008 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

The following table quantifies amounts that would have been payable to Mr. Giammarino in the event of termination and upon a change in control of the Company, assuming the event occurred on March 31, 2008 and that the Company was not entitled to offset any such payments to Mr. Giammarino against any base and bonus compensation earned by Mr. Giammarino through alternate employment. All dollar amounts are rounded to the nearest dollar.

Termination Event	Payment ($) (1)
Mutual Agreement, Death/Disability, by Executive for Good Reason or by the Company Without Cause	295,000
Mutual Agreement, Death/Disability, by Executive for Good Reason or by the Company Without Cause after a Change in Control	590,000
By the Company for Cause/Material Breach or by the Executive Without Good Reason	—

(1)	For other payments and benefits to be received by Mr. Giammarino upon a change in control of the Company and in the event of his retirement or death, see “Outstanding Equity Awards at Fiscal Year-End.”

Mr. Giammarino is subject to certain restrictive covenants in his employment agreement and stock option agreement. These include obligations not to compete with us for two years following termination of his employment and not to solicit our employees, customers or others that have business relationships with the Company; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates.

Peter Mainz

The Company’s employment agreement with Mr. Mainz provides that, upon termination of employment, Mr. Mainz will be entitled to receive the sum of his unpaid accrued base salary through the date of termination, any unpaid travel expenses, any unpaid accrued vacation and any benefits required to be provided by law (such as COBRA). In addition, upon termination of employment by mutual agreement, due to Mr. Mainz’s death or disability or by Mr. Mainz for good reason, Mr. Mainz will be entitled to an amount equal to his annual base salary for 12 months; provided that if the termination occurs after a change in control of the Company, Mr. Mainz will be entitled to an amount equal to his stated annual base salary for 24 months. Upon termination of employment by the Company without cause, including the non-renewal of the term by the Company, Mr. Mainz will be entitled to an amount equal to his stated annual base salary for 12 months; provided that if the termination occurs after a change in control of the Company, Mr. Mainz will be entitled to an amount equal to his stated annual base salary for 24 months. Further, if Mr. Mainz decides to return to Germany following a termination of his employment by mutual agreement, due to Mr. Mainz’s disability, by Mr. Mainz for good reason or by the Company without cause, including the non-renewal of the term by the Company, the Company will be obligated to pay or reimburse Mr. Mainz for certain costs reasonably incurred by him relating to his repatriation to Europe, including lease breakage costs and moving expenses, in an amount up to $40,000 (the “Repatriation Expenses”). Upon termination of employment by the Company for cause or material breach or by Mr. Mainz without good reason, including the non-renewal of the term by Mr. Mainz, no additional amounts will be owed by the Company to Mr. Mainz under his employment agreement.

During the severance period, Mr. Mainz will also be entitled to continued coverage under all of our group health benefit plans in which he and any of his dependents were entitled to participate immediately prior to termination. In addition, any restricted shares owned by Mr. Mainz pursuant to the Restricted Share Plan maintained by Bermuda 1 will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. As of March 31, 2008, Mr. Mainz held 28,000 unvested restricted Class B common shares of Bermuda 1 that were awarded under the Restricted Share Plan. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $5.50 per share, which represents the exercise price at which stock options were granted during fiscal 2008. See “2008 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

Lastly, upon retirement, Mr. Mainz will be entitled to his accrued pension benefit pursuant to eligibility under German law. At March 31, 2008, the actuarial present value of Mr. Mainz’s accrued benefit was $321,107 using an exchange rate for the conversion of euros to U.S. dollars of €1.00/$1.58. See “2008 Executive Compensation Components—Welfare and retirement benefits” and “Pension Benefits.”

The following table quantifies amounts that would have been payable to Mr. Mainz in the event of termination and upon a change in control of the Company, assuming the event occurred on March 31, 2008; that Mr. Mainz returned to Europe following the termination of his employment and the Repatriation Expenses equaled $40,000; and that the Company was not entitled to offset any such payments to Mr. Mainz against any base and bonus compensation earned by Mr. Mainz through alternate employment. All dollar amounts are rounded to the nearest dollar.

Termination Event	Payment ($) (1)
Mutual Agreement, Death/Disability or by Executive for Good Reason	415,000	(2)
Mutual Agreement Death/Disability or by Executive for Good Reason after a Change in Control	790,000	(2)
By the Company Without Cause	375,000
By the Company Without Cause after a Change in Control	750,000
By the Company for Cause/Material Breach or by the Executive Without Good Reason	—

(1)	For other payments and benefits to be received by Mr. Mainz upon a change in control of the Company and in the event of his retirement, see “Outstanding Equity Awards at Fiscal Year-End” and “Pension Benefits.”
(2)	An amount of $40,000 has been added to this payment with respect the Repatriation Expenses. The Company will not owe this amount in the event Mr. Mainz’s employment is terminated due to his death.

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

Colin Flannery

Mr. Flannery does not have a written employment agreement with the Company. If Mr. Flannery’s employment with the Company was terminated in circumstances covered by the Severance Policy, he would be entitled to four weeks of base salary payments, which is the standard severance package under the Severance Policy, based on his time of service, available to all of our salaried employees. See “2008 Executive Compensation Components—Severance compensation.” Mr. Flannery’s annual base salary for fiscal 2008 was $255,633. Therefore, in the event his employment with the Company was terminated in circumstances covered by the Severance Policy as of March 31, 2008, Mr. Flannery would have been entitled to severance compensation in the amount of $19,808 under the Severance Policy. In addition, certain insurance benefits such as medical, dental and vision coverage may continue during the severance period, as long as subsidized employee premiums are paid by Mr. Flannery. The insurance premiums paid by the Company over the severance period would approximate $104.

Lastly, any options owned by Mr. Flannery pursuant to the Stock Option Plan will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. As of March 31, 2008, Mr. Flannery held an option to purchase 40,000 Class B common shares of Bermuda 1 under the Stock Option Plan, none of which shares had vested. The option has an exercise price of $5.50 per share. In the event that Mr. Flannery’s employment with the Company is terminated for any reason, the option will not vest with respect to any further shares beyond those that had previously vested, though Mr. Flannery’s vested options will remain exercisable for a period of six months under certain circumstances. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $5.50 per share, which is equivalent to the exercise price at which the stock options were granted. See “2008 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

Mr. Flannery is subject to certain restrictive covenants in his stock option agreement. These include obligations not to compete with us for two years following termination of his employment and not to solicit our employees, customers or others that have business relationships with the Company; an undertaking to maintain the secrecy of our confidential and proprietary information; and a commitment not to make any false, defamatory or disparaging statements about the Company or its affiliates.

José Hernandez

The Company’s employment agreement with Mr. Hernandez provides that, upon his termination due to an inability to work because of illness, Mr. Hernandez will receive his full compensation for a period of six weeks. For a period of 72 weeks thereafter, Mr. Hernandez is entitled to receive 90% of his net salary less any amounts received pursuant to the insurance policy described below. In the event of Mr. Hernandez’s death, the Company is obligated to pay Mr. Hernandez’s salary for the remainder of the month and for four further months to his widow. In addition, Mr. Hernandez is the beneficiary of certain accidental death and disability insurance policies maintained by the Company under the terms of his employment agreement. These policies provide coverages in the amounts of $101,520 for accidental death and $203,040 for disability, based on the average exchange rate of euros to U.S. dollars for fiscal 2008, which was approximately €1.00/$1.41.

Further, any restricted shares owned by Mr. Hernandez pursuant to the Restricted Share Plan maintained by Bermuda 1 will vest upon the sale of all capital stock, or all or substantially all of the assets, of Bermuda 1. As of March 31, 2008, Mr. Hernandez held 2,000 unvested restricted Class B common shares of Bermuda 1 that were awarded under the Restricted Share Plan. The Company estimates that the fair market value of Bermuda 1’s Class B common stock is equal to $5.50 per share, which represents the exercise price at which stock options were granted during fiscal 2008. See “2008 Executive Compensation Components—Long-term incentive compensation” and “Outstanding Equity Awards at Fiscal Year-End.”

Lastly, upon retirement, Mr. Hernandez will be entitled to his accrued pension benefit pursuant to eligibility under German law. At March 31, 2008, the actuarial present value of Mr. Hernandez’s accrued benefit was $265,444 using an exchange rate for the conversion of euros to U.S. dollars of €1.00/$1.58. See “2008 Executive Compensation Components—Welfare and retirement benefits” and “Pension Benefits.”

The following table quantifies amounts that would have been payable to Mr. Hernandez upon his termination, assuming the event occurred on March 31, 2008 and that Mr. Hernandez received the entire benefit of the insurance policies discussed above. All dollar amounts are rounded to the nearest dollar and, where applicable, have been converted from euros to U.S. dollars using an average exchange rate for fiscal 2008 of €1.00/$1.41.

Termination Event	Payment ($) (1)
Illness/Disability	503,586
Accidental Death/Death	224,808

(1)	For other payments and benefits to be received by Mr. Hernandez upon change in control of the Company and in the event of his retirement, see “Outstanding Equity Awards at Fiscal Year-End” and “Pension Benefits.”

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

Director Compensation

To the extent that directors are employed either by the Company, The Jordan Company, L.P. or GS Capital Partners or their respective affiliates, or otherwise serve as paid consultants to the Company, they will not be separately compensated for their service as directors. Directors who are not employed by the Company, The Jordan Company, L.P. or GS Capital Partners or their respective affiliates, and who do not otherwise serve as paid consultants to the Company (the “Outside Directors”), receive compensation for their services. Each Outside Director receives a fee of $7,500 per board meeting attended. The following table summarizes the director compensation for fiscal 2008 for our Outside Directors.

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

The Jordan Company, L.P. provides certain advisory and consulting services to the Company pursuant to a management services agreement. Fees paid to The Jordan Company, L.P. under this agreement were $2.6 million in fiscal 2008. One third of these fees were paid to GS Capital Partners, which is an affiliate of Goldman, Sachs & Co. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of the issued and outstanding voting equity interests of Sensus Metering Systems, Inc. are owned by Sensus Metering Systems (Bermuda 2) Ltd. Sensus Metering Systems (Bermuda 2) Ltd. is in turn owned entirely by Sensus Metering Systems (Bermuda 1) Ltd., our ultimate parent. The following table sets forth certain information with respect to the beneficial ownership of the Class A common shares, the Class B common shares and the Series B convertible preferred shares of Sensus Metering Systems (Bermuda 1) Ltd. as of March 31, 2008 by a) each person or group known to us who beneficially owns more than five percent of each such class of voting equity interests of Sensus Metering Systems (Bermuda 1) Ltd., b) each of our directors and named executive officers and c) all of our directors and executive officers as a group:

	Class A Common Shares			Class B Common Shares		Series B Convertible Preferred Shares
Name of Beneficial Owner	Number of Shares Beneficially Owned		% of Class	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned		% of Class
The Resolute Fund L.P. (1)	26,344,666.60		66.0%	—	—	27,106		49.3%
Jonathan F. Boucher (1)	—		—	—	—	—		—
John W. Jordan II (1)	—		—	—	—	—		—
David W. Zalaznick (1)	—		—	—	—	—		—
Thomas H. Quinn (1)	—		—	—	—	—		—
The Goldman Sachs Group, Inc. (2)	13,172,333.40	(3)	33.0%	—	—	27,106	(4)	49.3%
Gerald J. Cardinale (2),(3),(4)	—		—	—	—	—		—
Nicole V. Agnew (2)	—		—	—	—	—		—
Daniel W. Harness (5)	45,000		*	200,000	19.3%	90		*
Peter Mainz (5)	25,000		*	140,000	13.5%	50		*
José Hernandez (5)	—		—	10,000	1.0%	—		—
Bryan Kelln (6)	30,000		*	45,000	4.3%	50		*
J. Jack Watson (7)	50,000		*	30,000	2.9%	70		*
H. Russel Lemcke (8)	50,000		*	30,000	2.9%	100		*
All Executive Officers and Directors as a Group	220,000		*	535,000	51.6%	394		*

*	Indicates less than 1%.
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

(2)	The address for this beneficial owner is 85 Broad Street, 10th Floor, New York, New York 10004.
(3)	Represents 13,172,333.40 shares of Class A common stock owned by investment partnerships, of which affiliates of The Goldman Sachs Group, Inc. (“GS Group”) and Goldman, Sachs & Co. (“GS & Co.”), a direct and indirect wholly owned subsidiary of GS Group, are the general partner or managing general partner. The investment partnerships and their respective beneficial ownership of shares of Class A common stock are: (a) GS Capital Partners 2000, L.P. (7,057,380.56 shares); (b) GS Capital Partners 2000 Offshore, L.P. (2,564,379.74 shares); (c) GS Capital Partners 2000 GmbH & Co. Beteiligungs KG (294,982.25 shares); (d) GS Capital Partners 2000 Employee Fund, L.P. (2,242,334.43 shares); and (e) Goldman Sachs Direct Investment Fund 2000, L.P. (1,013,256.42 shares). GS & Co. is the investment manager of certain of the investment partnerships. Each of GS Group and GS & Co. disclaims beneficial ownership of the shares of Class A common stock owned by such investment partnerships to the extent attributable to partnership interests therein held by persons other than GS Group and its affiliates. Each of such investment partnerships shares voting and investment power with certain of its respective affiliates. Mr. Cardinale is a Managing Director of the Principal Investment Area of Goldman, Sachs & Co. Goldman, Sachs & Co. is an affiliate of GS Capital Partners 2000, L.P. Mr. Cardinale may be deemed to share voting and investment power over the shares owned by GS Capital Partners 2000, L.P. and its affiliates and therefore to beneficially own such shares. Mr. Cardinale disclaims beneficial ownership of the shares owned by GS Capital Partners 2000, L.P. and its affiliates, except to the extent, if any, of his pecuniary interest in those shares.
(4)	Represents 27,106 shares of Series B convertible preferred, of which affiliates of GS Group and GS & Co., a direct and indirect wholly owned subsidiary of GS Group, are the general partner or managing general partner. The investment partnerships and their respective beneficial ownership of Series B convertible preferred shares are: (a) GS Capital Partners 2000, L.P. (14,523 shares); (b) GS Capital Partners 2000 Offshore, L.P. (5,277 shares); (c) GS Capital Partners 2000 GmbH & Co. Beteiligungs KG (607 shares); (d) GS Capital Partners 2000 Employee Fund, L.P. (4,614 shares); and (e) Goldman Sachs Direct Investment Fund 2000, L.P. (2,085 shares). GS & Co. is the investment manager of certain of the investment partnerships. Each of GS Group and GS & Co. disclaims beneficial ownership of the shares of Series B convertible preferred owned by such investment partnerships to the extent attributable to partnership interests therein held by persons other than GS Group and its affiliates. Each of such investment partnerships shares voting and investment power with certain of its respective affiliates. Mr. Cardinale is a Managing Director of the Principal Investment Area of Goldman, Sachs & Co. Goldman, Sachs & Co. is an affiliate of GS Capital Partners 2000, L.P. Mr. Cardinale may be deemed to share voting and investment power over the shares owned by GS Capital Partners 2000, L.P. and its affiliates and therefore to beneficially own such shares. Mr. Cardinale disclaims beneficial ownership of the shares owned by GS Capital Partners 2000, L.P. and its affiliates, except to the extent, if any, of his pecuniary interest in those shares.
(5)	The address for this beneficial owner is 8601 Six Forks Road, Suite 300, Raleigh, North Carolina 27615.
(6)	The address of this beneficial owner is 50 Kennedy Plaza, Providence, Rhode Island 02903.
(7)	Mr. Watson beneficially owns his shares through the Watson Sensus Metering Systems Trust. The address of this beneficial owner is 1890 Jelinda Drive, Montecito, California 93108.
(8)	Mr. Lemcke beneficially owns his shares through the Russel Lemcke 2004 Irrevocable Trust. The address of this beneficial owner is 767 Fifth Avenue, 48th Floor, New York, New York 10153.

On July 19, 2007, the Company’s Board of Directors approved the Sensus Metering Systems 2007 Stock Option Plan (the “Option Plan”) as well as a form of Notice of Stock Option Grant and Nonqualified Stock Option agreement. The Option plan provides for the issuance of stock options to employees, officers directors and consultants of the Company. A total of 1,000,000 shares of Bermuda 1 Class B common stock are available for issuance upon exercise of options granted pursuant to the Option Plan. For additional information regarding the Option Plan, see “Compensation Discussion and Analysis—Long-term incentive compensation” in Item 11 of the Annual Report. The following table provides information about the Option Plan as of March 31, 2008.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	370,000	$5.50	630,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	370,000	$5.50	630,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement

In connection with the acquisition of Invensys Metering Systems, we entered into a management services agreement with The Jordan Company, L.P. for advisory and consulting services related to corporate management, finance, product strategy, investment, acquisitions and other matters relating to the business of the Company. Under the terms of the agreement, the Company agreed to pay a fee equal to the greater of $2.0 million per year or 2.5% of EBITDA thereafter, plus out-of-pocket expenses. Fees paid to The Jordan Company, L.P. were $2.6 million in fiscal 2008. This agreement will remain in effect until December 2013. One-third of these fees will be paid to GS Capital Partners and/or its affiliates.

Transactions with Affiliates

On July 27, 2005, the Company formed a joint venture in China for its Sensus Precision Die Casting business with Runlin. The Company’s Rongtai joint venture paid approximately $0.2 million in fiscal 2008 of annual rent to our joint venture partner, Runlin, for use of offices and dormitories. During the fourth quarter of fiscal 2008, the Company decided to exit from its investment in the Rongtai joint venture and, as a result, has classified the net assets of PDC Rongtai as held for sale (see Note 21 under “Notes to Consolidated Financial Statements” in Item 8 of this Annual Report).

In December 2004, the Company formed a joint venture in Algeria with a former producer and a customer. The joint venture customer partner, ADE, owns 15% of the joint venture. Sales to ADE in fiscal 2008 were approximately $6.3 million, or 47% of total sales in Algeria. Terms of these sales to ADE are unchanged from the arrangement prior to the formulation of the joint venture.

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

Audit and Non-Audit Fees

The following table presents fees for audit and other services provided by Ernst & Young LLP for the years ended March 31, 2008 and 2007 (in millions):

	March 31, 2008	March 31, 2007
Audit (1)	$1.3	$1.5
Audit related (2)	—	—
Tax	—	0.1
All other fees	—	—

Total	$1.3	$1.6

(1)	Audit fees consist of fees for services provided in connection with the audit of our financial statements, services rendered in connection with our registration statements filed with the SEC, statutory audits, the delivery of related consents and reviews of our quarterly financial statements.
(2)	Audit-related fees consist of assurance and related services reasonably related to the audit or review of our financial statements, but not otherwise disclosed above under “Audit” fees.

The Audit Committee reviewed the audit services rendered by Ernst & Young LLP and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are approved in advance by the Audit Committee to assure that such services do not impair the auditors’ independence from us. The Audit Committee pre-approved all audit and non-audit services provided by Ernst & Young LLP for the years ended March 31, 2008 and 2007.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements filed as part of this report are included in Part II, Item 8, “Financial Statements and Supplementary Data” in this 2008 Annual Report on Form 10-K, under the headings “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Stockholder’s Equity” and “Consolidated Statements of Cash Flows.” Financial statement schedules are omitted because the information required in these schedules is included in the “Notes to Consolidated Financial Statements.”

(b) A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sensus Metering Systems (Bermuda 2) Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on May 20, 2008.

SENSUS METERING SYSTEMS (BERMUDA 2) LTD.

By:	/s/ Peter Mainz
Peter Mainz Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sensus Metering Systems (Bermuda 2) Ltd. and in the capacities indicated on May 20, 2008.

Name	Positions

/s/ Peter Mainz Peter Mainz	Director, Chief Executive Officer & President (Principal Executive Officer)

/s/ Alfred C. Giammarino Alfred C. Giammarino	Chief Financial Officer (Principal Financial Officer)

/s/ Thomas D. D’Orazio Thomas D. D’Orazio	Senior Vice President, Finance (Principal Accounting Officer)

/s/ Jonathan F. Boucher Jonathan F. Boucher	Director and Vice President

/s/ Daniel W. Harness Daniel W. Harness	Director

/s/ John W. Jordan II John W. Jordan II	Director

/s/ David W. Zalaznick David W. Zalaznick	Director

/s/ Thomas H. Quinn Thomas H. Quinn	Director

/s/ Gerald J. Cardinale Gerald J. Cardinale	Director

/s/ Bryan Kelln Bryan Kelln	Director

/s/ J. Jack Watson J. Jack Watson	Director

/s/ H. Russel Lemcke H. Russel Lemcke	Director

/s/ Nicole V. Agnew Nicole V. Agnew	Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sensus Metering Systems Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on May 20, 2008.

SENSUS METERING SYSTEMS INC.

By:	/s/ Peter Mainz
Peter Mainz Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Sensus Metering Systems Inc. and in the capacities indicated on May 20, 2008.

Name	Positions

/s/ Peter Mainz Peter Mainz	Director, Chief Executive Officer & President (Principal Executive Officer)

/s/ Alfred C. Giammarino Alfred C. Giammarino	Chief Financial Officer (Principal Financial Officer)

/s/ Thomas D. D’Orazio Thomas D. D’Orazio	Senior Vice President, Finance (Principal Accounting Officer)

/s/ Jonathan F. Boucher Jonathan F. Boucher	Director and Vice President

/s/ Daniel W. Harness Daniel W. Harness	Director

/s/ John W. Jordan II John W. Jordan II	Director

/s/ David W. Zalaznick David W. Zalaznick	Director

/s/ Thomas H. Quinn Thomas H. Quinn	Director

/s/ Gerald J. Cardinale Gerald J. Cardinale	Director

/s/ Bryan Kelln Bryan Kelln	Director

/s/ J. Jack Watson J. Jack Watson	Director

/s/ H. Russel Lemcke H. Russel Lemcke	Director

/s/ Nicole V. Agnew Nicole V. Agnew	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

3.2	By-Laws of Sensus Metering Systems Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 filed on March 16, 2004).

3.3	Memorandum of Association of Company Limited by Shares of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 filed on March 16, 2004).

3.4	Certificate of Incorporation of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 filed on March 16, 2004).

3.5	Bye-Laws of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

4.1	Indenture, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., the Subsidiary Guarantors defined therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 filed on March 16, 2004).

4.2	Form of Senior Subordinated Note due 2013 (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 filed on March 16, 2004).

4.3	Registration Rights Agreement, dated as of December 17, 2003, between Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., M&FC Holding LLC, Invensys Metering Headquarters Corporation, Smith-Blair Inc., Invensys Metering Systems—North America Inc., Invensys Precision Die Casting Inc., Sensus Metering Systems IP Holdings, Inc. and Credit Suisse First Boston Corporation and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed on March 16, 2004).

10.1	Credit Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.A.R.L., Sensus Metering Systems (Bermuda 2) Ltd., the lenders party thereto, Credit Suisse First Boston Corporation, as Administrative Agent, Credit Suisse First Boston Corporation and Goldman Sachs Credit Partners L.P., as Joint Bookrunners and Joint Lead Arrangers, Goldman Sachs Credit Partners L.P., as Syndication Agent and National City Bank, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.2	U.S. Guarantee and Collateral Agreement, dated as of December 17, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd., the Subsidiaries of Sensus Metering Systems Inc. identified therein, and Credit Suisse First Boston, as U.S. Collateral Agent (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 filed on March 16, 2004).

Exhibit No.	Description
10.3	European Guarantee Agreement, dated as of December 17, 2003, among Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 3) Ltd., Sensus Metering Systems (Luxco 1) S.AR.L., the Subsidiaries of Sensus Metering Systems (Luxco 2) S.AR.L. identified therein, and Credit Suisse First Boston, as European Collateral Agent (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 filed on March 16, 2004).

10.4	Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems (Luxco 3) S.AR.L. and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Sensus Metering Systems France Holdings (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 filed on March 16, 2004).

10.5	Pledge Agreement, dated December 17, 2003, among Sensus Metering Systems France Holdings and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Financiere Pollux (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 filed on March 16, 2004).

10.6	Pledge Agreement, dated December 17, 2003, among Financiere Pollux and Credit Suisse First Boston, as European Collateral Agent, relating to shares of Invensys Metering Systems SAS (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 filed on March 16, 2004).

10.7	Shareholders Agreement, dated as of December 17, 2003, by and among Sensus Metering Systems (Bermuda 1) Ltd., The Resolute SIE, L.P., The Resolute Fund Netherlands PV I, L.P., The Resolute Fund Netherlands PV II, L.P., The Resolute Fund NQP, L.P., The Resolute Fund Singapore PV, L.P., GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., and Goldman Sachs Direct Investment Fund 2000, L.P. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 filed on March 16, 2004).

10.8	Management Subscription and Shareholders Agreement, dated March 5, 2004, by and among Sensus Metering Systems (Bermuda 1) Ltd. and the persons named therein (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 filed on March 16, 2004).

10.9*	Employment and Non-Interference Agreement, dated December 17, 2003, by and between Dan Harness and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 filed on March 16, 2004).

10.10*	Employment and Non-Interference Agreement, dated December 17, 2003, by and between Peter Mainz and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 filed on March 16, 2004).

10.11*	Restricted Share Plan of Sensus Metering Systems (Bermuda 1) Ltd. (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 filed on March 16, 2004).

10.12*	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 filed on March 16, 2004).

10.13	Consultant Subscription and Shareholder Agreement, dated March 5, 2004, by and among Sensus Metering Systems (Bermuda 1) Ltd. and the person named therein (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 filed on March 16, 2004).

10.14	The Jordan Company, L.P. Management Consulting Agreement, dated December 17, 2003, by and among The Jordan Company, L.P., Sensus Metering Systems Inc. and its direct and indirect subsidiaries party thereto (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 filed on March 16, 2004).

Exhibit No.	Description
10.15	Letter Agreement, dated December 17, 2003, among The Jordan Company, L.P., Sensus Metering Systems Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 filed on March 16, 2004).

10.16	Non-Competition Agreement, dated December 17, 2003, by and between Invensys plc and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 filed on March 16, 2004).

10.17	Purchase Agreement, dated December 11, 2003, among Sensus Metering Systems Inc., Sensus Metering Systems (Bermuda 2) Ltd. and the Purchasers named therein (incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.18	Stock Purchase Agreement, dated October 21, 2003, by and among the sellers identified therein, Invensys plc and IMS Meters Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 filed on March 16, 2004).

10.19	Amendment No. 1 to Stock Purchase Agreement, dated December 17, 2003 (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4 filed on March 16, 2004).

10.20	Amendment No. 1 to the Credit Agreement, dated October 14, 2004, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 2) Ltd., the Lenders and Credit Suisse First Boston (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2004 (filed on October 18, 2004)).

10.21	Amendment No. 2 and Agreement to the Credit Agreement, dated May 12, 2006, among Sensus Metering Systems Inc., Sensus Metering Systems (Luxco 2) S.AR.L., Sensus Metering Systems (Bermuda 2) Ltd., the Lenders and Credit Suisse (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2006 (filed on May 17, 2006)).

10.22*	Management Incentive Plan of Sensus Metering Systems (Bermuda 2) Ltd. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

10.23	Asset Purchase Agreement, date June 2, 2006, by and between Sensus Metering Systems Inc. and Advanced Metering Data Systems, L.L.C. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

10.24*	Contract of Employment for Signing Managers, effective December 1, 2004, between IMS Holdings GMBH and José Hernandez (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).

10.25*	Separation Agreement, Waiver and General Release, dated March 16, 2007, by and between Sensus Metering Systems Inc. and Barry Seneri (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).

10.26*	Sensus Metering Systems Inc. Nonqualified Supplemental Retirement Plan FBO Dan Harness (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).

10.27*	Joinder Agreement to the Master Plan, dated February 5, 2008, between Sensus Metering Systems Inc. and Dan Harness.

10.28*	North America Executive Employee Vehicle Policy of Sensus Metering Systems Inc.

10.29*	Sensus Metering Systems 2007 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

Exhibit No.	Description
10.30*	Sensus Metering Systems Form of Nonqualified Stock Option Grant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.31*	Employment and Non-Interference Agreement, dated December 1, 2007, by and between Alfred Giammarino and Sensus Metering Systems Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 28, 2007 (filed on November 28, 2007)).

10.32*	Employment Offer Letter, dated December 5, 2006, by and between Colin Flannery and Sensus Metering Systems.

21.1	Subsidiaries of Sensus Metering Systems (Bermuda 2) Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contracts and compensation plans.